Form 10QSB
period 2001-03-31
HEAVENEXPRESS COM INC
filed 2001-05-24
CIK 1102217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended March 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        For the transition period from    to

                        Commission file number: 333-95549

                             HEAVENEXPRESS.COM, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                       Florida                          65-0974212
                 -----------------                  -------------------
              State or other jurisdiction of          I.R.S. Employer
              incorporation or organization          Identification No.

               6901 NW 32nd Avenue, Fort Lauderdale, Florida 33309
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (954) 971-0179
                                 --------------
                 (Issuer's telephone number including area code)

As of May 23, 2001, we had 2,029,000 shares of our common stock issued and outstanding.

                             HEAVENEXPRESS.COM, INC.

                                      INDEX

PART I  - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheet as of March 31, 2001 (Unaudited)

                  Statements of Loss and Accumulated Deficit During the
                  Development Stage for the Three Months Ended March 31, 2001
                  and 2000 (Unaudited)

                  Statements of Cash Flows for the Three Months Ended March 31,
                  2001 and 2000 (Unaudited)

                  Notes to Financial Statements

         ITEM 2. Management's Discussion and Analysis Or Plan Of Operation

PART II  - OTHER INFORMATION

         ITEM 1.  Legal Proceedings

         ITEM 2.  Changes In Securities

         ITEM 3.  Defaults Upon Senior Securities

         ITEM 4.  Submissions Of Matters To A Vote Of Security
                  Holders

         ITEM 5.  Other Information

         ITEM 6.  Exhibits And Reports On Form 8-K

SIGNATURES

                         PART I - FINANCIAL STATEMENTS

                             HeavenExpress.Com, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                 March 31, 2001

                                 C O N T E N T S

                                                                            Page
                                                                            ----

   Balance Sheet (Unaudited)                                                 F-2

   Statements of Loss and Accumulated Deficit During the Development Stage
   (Unaudited)                                                               F-3

   Statements of Cash Flows (Unaudited)                                      F-4

NOTES TO FINANCIAL STATEMENTS (Unaudited)                                    F-5

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

                            BALANCE SHEET (Unaudited)

                                 March 31, 2001

 ASSETS
      Cash                                                              $ -
      Deferred tax asset less valuation allowance of $11,584              -
--------------------------------------------------------------------------------

 TOTAL ASSETS                                                           $    -
--------------------------------------------------------------------------------

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
      Accounts payable                                                  $ 1,830
      Note payable - officer                                             14,582
      Accrued expenses and other liabilities                              2,787
--------------------------------------------------------------------------------
          TOTAL LIABILITIES                                              19,199
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTES 4 and 5)

 DEFICIENCY IN ASSETS
      Preferred stock, $.001 par value, 10,000,000 shares authorized;
          none outstanding                                                   -
      Common stock, $.001 par value, 50,000,000 shares authorized,
          2,029,000 shares issued and outstanding                         2,029
      Additional paid in capital                                         55,697
      Deficit accumulated during the development stage                  (76,925)
--------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS                                    (19,199)
--------------------------------------------------------------------------------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $    -
--------------------------------------------------------------------------------
 See accompanying notes.

                                      F-2

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE (Unaudited)

                                                                      For the           For the
                                                                   three months      three months
                                                                       ended            ended             Cumulative
                                                                  March 31, 2001     March 31, 2000     since inception
------------------------------------------------------------------------------------------------------------------------

 EXPENSES
      Professional fees                                           $   2,437           $    779          $   73,580
      Interest expense                                                  437                405               2,062
      General and administrative expenses                               959                324               1,283
------------------------------------------------------------------------------------------------------------------------

 NET LOSS BEFORE INCOME TAXES                                        (3,833)            (1,508)            (76,925)

 INCOME TAXES                                                            -                  -                   -
------------------------------------------------------------------------------------------------------------------------

 NET LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE   $   (3,833)          $ (1,508)         $  (76,925)
------------------------------------------------------------------------------------------------------------------------

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES  OUTSTANDING            2,029,000          1,029,000           1,717,908
 (BASIC AND DILUTED)
------------------------------------------------------------------------------------------------------------------------

 NET LOSS PER SHARE (BASIC AND DILUTED)                          $   (0.002)          $ (0.001)         $   (0.045)
------------------------------------------------------------------------------------------------------------------------
 See accompanying notes.

                                      F-3

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     For the              For the
                                                                  three months         three months
                                                                      ended                ended              Cumulative
                                                                  March 31, 2001       March 31, 2000      since inception
---------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (3,833)             $  (1,508)          $  (76,925)
     Adjustments to reconcile net loss to net
          cash used by operating activities:
     Common stock exchanged for services                               -                      -                53,600
     Increase in accounts payable                                   1,355                    700                1,830
     Decrease in accrued liabilities                                 (338)                  (795)               2,787
------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED BY DEVELOPMENT STAGE OPERATING ACTIVITIES   (2,816)                (1,603)             (18,708)
------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                              -                      -                 1,350
     Additional paid-in capital                                     2,776                     -                 2,776
     Proceeds from note payable to officer                             -                     293               14,582
------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,776                    293               18,708
------------------------------------------------------------------------------------------------------------------------------

 NET DECREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
     AND CUMULATIVE DURING THE DEVELOPMENT STAGE                      (40)                (1,310)                  -

 CASH AND EQUIVALENTS - BEGINNING OF PERIOD                            40                  1,350                   -
------------------------------------------------------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - END OF PERIOD                           $       -              $      40           $       -
------------------------------------------------------------------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES
       Interest paid                                            $       -              $      -            $       -
       Income taxes paid                                        $       -              $      -            $       -

 NON-CASH FINANCING ACTIVITIES
       Common stock issued for services                         $       -              $      -            $   53,600
------------------------------------------------------------------------------------------------------------------------------
 See accompanying notes.

                                      F-4

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

            Business Activity
            ------------------

            HeavenExpress.Com, Inc. (A Development Stage Company) (the Company)
            is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

            Unaudited Financial Statements
            ------------------------------

            The unaudited financial statements as of and for the three months ended March 31, 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments
            (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31,
            2001. The accompanying financial statements should be read in conjunction with the financial statements and notes as of December
            31, 2000 contained in the Company's Form SB-2/A.

            Development Stage Company
            -------------------------

            The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We currently have no operations, revenues or customers. In the next twelve months, we plan to develop our website and form strategic alliances and relationships with key retailers and suppliers for our products and services. We now have no cash assets, however, we will need approximately $12,500 to accomplish these goals. Accordingly, we will be unable to fund our expenses through our existing assets or cash. Although we plan to fund these expenses through non-interest bearing loans from our President, there are no assurances that our President will have sufficient funds to make these loans. In addition, there are no agreements or other arrangements that our President make these loans. We have no compensation agreements to our President in connection with any loans she may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations.
In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
        o  Sell or dispose of assets we may acquire;
        o  Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
        o  If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
        o  File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
        o  Make the appropriate filings with the Securities and Exchange
           Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange
           Commission, if, in fact, we are a reporting company at that time; and
        o  Make the appropriate filings with the National Association of
           Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin
           Board at that time.

Based upon our lack of any assets, we will not have the ability to distribute any cash to our shareholders in the short term.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7.  Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us.  If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We don't know and cannot determine which, if any, of these actions we will be forced to take.

Our plan of operations to date has consisted of:
------------------------------------------------

Determining that the content of our website will consist of:
        o  Cemetery information;
        o  Plot maps;
        o  Surveys of memorial properties;
        o  Directory of funeral home services;
        o  Locations of burial plots according to geographic location; and
        o  Sale of related memorial products and merchandise, including:
                o  Burial vaults;
                o  Garments;
                o  Cemetery interment rights;
                o  Caskets;
                o  Monuments;
                o  Urns;
                o  Flowers;
                o  Sympathy gifts;
                o  Cards;
                o  Stone and bronze memorials; and Sale of books pertaining to memorial subjects.

Our plan of operation over the next twelve months will consist of:
------------------------------------------------------------------

Establish our website:
----------------------

We expect that by July 2001, we will design and provide the content of our website and establish an agreement with a server. The expected cost of the design, website content and server agreement is approximately $5,000.

Establish relationships with vendors of our products:
-----------------------------------------------------

We expect that we will begin contacting memorial-based businesses to establish agreements for the sale of products over our website immediately after we establish our website. We expect that we will be successful in securing contracts or making arrangements for the sale of products over our website within three months after we begin contacting the memorial based businesses. We do not expect any cost in connection with establishing these contracts or arrangements because our President will be devoting her services for these purposes. No arrangements have been or will be made for compensating our
President for these services.

Establish potential revenue sources:
------------------------------------

Our President plans to actively seek the following potential sources of revenues from various establishments immediately after our website is established. She plans to contact funeral homes and online obituaries to establish relationships that will generate potential sources of revenue, as follows:
        o  Referral fees by referring business to these entities from business leads obtained  from contact with our website;
        o  Advertising fees from advertising these establishments on their website;
        o  Establishing relationships with vendors of memorial products that will sell their products through our website;
        o  Developing an apparatus by which we will receive subscription fees from business entities;
        o  Developing an apparatus by which we will receive transaction fees from e-commerce applications;
        o  Developing a plan to obtain advertising of other memorial based businesses on our website that will generate advertising fees;
        o  Establishing links with other third party vendors of memorial based products, wherein the third party vendors will provide us with a commission from third party e-commerce transactions; and
        o  Include testimonials from our customers on our website to demonstrate the quality of our service.

We expect that we will accomplish these goals within three months after establishing our website and receive our first revenues six months after the establishment of our website. We expect costs of $2,500 pertaining to the establishment of revenue sources.

In addition, we plan to design a package of services to prospective customers that will offer the following services at a discounted rate comparable to other on-line services:
        o  Links to the customer's website via our website;
        o  Advertising pages on our website to sell products via our website; and
        o  E-mail accounts or e-mail forwarding accounts.

We expect that we will have this package of services available approximately six months after we establish our website. We expect a cost of $3,000 pertaining to this package of services.

We plan to provide content on our website that will attempt to  demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments such as physically situated funeral homes.

In order to provide additional substance to our website and attract additional visitors to our website, we plan to eventually provide other content that will be of an educational and informative nature regarding, as follows:
        o  Generally, the quality of various memorial and funeral products and services such as the different types of caskets, including wood, metal, bronze and copper;
        o  Relevant laws and consumer rights that relate to the funeral and memorial industry;
        o  Funeral etiquette regarding attendance at funerals, appropriate charitable contributions in memory of the deceased, content of sympathy cards expressing personal thoughts, customs specific to the death of an individual of a specific religious persuasion; and
        o  The legal ramifications, advantages and disadvantages of pre-paid funeral arrangements.

We expect that we will have this additional content available on our website approximately nine months after we establish our website. We expect a cost of
$1,500 pertaining to establishing this additional content.

Although we are now a non-denominational website, we may explore opportunities of establishing other websites that are denominational in nature or integrating denominational components to our initial website.

A denominational based website or denominational website component would cater to specific religiously based memorial needs. For example, a Jewish-based memorial website might include the sale of various non-denominational products featured on our memorial website as well as the following denominational products:
        o  Books regarding Jewish traditions and customs in the event of the death of a Jewish family member;
        o  Yahrzeite memorial candles; and
        o  Headstones that are traditional to a Jewish cemetery

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER EVENTS

          On May 3, 2001, our Registration Statement on Form SB-2 registering
          274,000 shares of our common stock without par value on behalf of
          Selling Shareholders was declared effective by the Securities and
          Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HeavenExpress.com, Inc.
                                         -------------------------
                                            (Registrant)

Date: May 23, 2001                        By: /s/ Saundra Sharpe
                                         -------------------------
                                                  Saundra Sharpe, President