Form 10QSB
period 2001-06-30
HEAVENEXPRESS COM INC
filed 2001-08-15
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended June 30, 2001

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

As of August 14, 2001, we had 2,029,000 shares of our common stock issued and outstanding.

                             HEAVENEXPRESS.COM, INC.

                                      INDEX


PART I  - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      1

                  Balance Sheet as of June 30, 2001 (Unaudited)

                  Statements of Loss and Accumulated Deficit During the Development Stage for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

                  Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

                  Notes to Financial Statements



         ITEM 2. Management's Discussion and Analysis Or Plan Of Operation 6

PART II  - OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                        8

         ITEM 2.  Changes In Securities                                    8

         ITEM 3.  Defaults Upon Senior Securities                          8

         ITEM 4.  Submissions Of Matters To A Vote Of Security
                  Holders                                                  8

         ITEM 5.  Other Events                                             8

         ITEM 6.  Exhibits And Reports On Form 8-K                         8

SIGNATURES                                                                 8

                          PART I - FINANCIAL STATEMENTS




                             HeavenExpress.Com, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                  June 30, 2001






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

   Statements of Loss and Accumulated Deficit During the Development Stage
   (Unaudited)                                                               F-3

   Statements of Cash Flows (Unaudited)                                      F-4

NOTES TO FINANCIAL STATEMENTS (Unaudited)                                    F-5

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

                            BALANCE SHEET (Unaudited)

                                  June 30, 2001


 ASSETS
      Cash                                                              $ 1,300
      Deferred tax asset less valuation allowance of $11,584                 -
--------------------------------------------------------------------------------

 TOTAL ASSETS                                                           $ 1,300
--------------------------------------------------------------------------------

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
      Accounts payable                                                  $ 5,499
      Note payable - officer                                             14,582
      Accrued expenses and other liabilities                              3,250
--------------------------------------------------------------------------------
          TOTAL LIABILITIES                                              23,331
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTES 4 and 5)

 DEFICIENCY IN ASSETS
      Preferred stock, $.001 par value, 10,000,000 shares authorized;
          none outstanding                                                   -
      Common stock, $.001 par value, 50,000,000 shares authorized,
          2,029,000 shares issued and outstanding                         2,029
      Additional paid in capital                                         61,677
      Deficit accumulated during the development stage                  (85,737)
--------------------------------------------------------------------------------
          TOTAL DEFICIENCY IN ASSETS                                    (22,031)
--------------------------------------------------------------------------------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                             $ 1,300
--------------------------------------------------------------------------------
 See accompanying notes.

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
                                   (Unaudited)

                                    For the           For the
                                   six months       six months
                                     ended            ended         Cumulative
                                June 30, 2001     June 30, 2000  since inception
--------------------------------------------------------------------------------
 EXPENSES
   Professional fees           $   9,851           $ 50,779          $   80,994
   Interest expense                  875                405               2,500
   General and administrative      1,919                324               2,243
--------------------------------------------------------------------------------
 NET LOSS BEFORE INCOME TAXES    (12,645)           (51,508)            (85,737)

 INCOME TAXES                         -                  -                   -
--------------------------------------------------------------------------------
NET LOSS AND ACCUMULATED DEFICIT
  DURING THE DEVELOPMENT STAGE $ (12,645)          $(51,508)         $  (85,737)
--------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING   2,029,000          1,029,000           1,717,908
   (BASIC AND DILUTED)
--------------------------------------------------------------------------------
NET LOSS PER SHARE
   (BASIC AND DILUTED)         $  (0.006)          $ (0.050)         $   (0.049)
--------------------------------------------------------------------------------


                                                     For the           For the
                                                  three months      three months
                                                      ended            ended
                                                 June 30, 2001     June 30, 2000
--------------------------------------------------------------------------------

 EXPENSES
   Professional fees                               $  7,414          $   50,000
   Interest expense                                     438                  -
   General and administrative                           960                  -
--------------------------------------------------------------------------------
NET LOSS BEFORE INCOME TAXES                         (8,812)            (50,000)

INCOME TAXES                                             -                   -
--------------------------------------------------------------------------------
 NET LOSS AND ACCUMULATED DEFICIT
     DURING THE DEVELOPMENT STAGE                $   (8,812)          $ (50,000)
--------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES  OUTSTANDING                   2,029,000           1,029,000
     (BASIC AND DILUTED)
--------------------------------------------------------------------------------
 NET LOSS PER SHARE
      (BASIC AND DILUTED)                        $   (0.004)           $ (0.049)
--------------------------------------------------------------------------------
 See accompanying notes.

                            HEAVEN EXPRESS.COM, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Unaudited)

                               For the              For the
                              six months          six months
                                ended               ended            Cumulative
                            June 30, 2001       June 30, 2000    since inception
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                         $ (12,645)      $(51,508)         $  (85,737)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Common stock exchanged
       for services                       -          50,000              53,600
     Increase in accounts payable      5,024             -                5,499
     Increase in accrued liabilities     125            198               3,250
--------------------------------------------------------------------------------
  NET CASH USED BY DEVELOPMENT
      STAGE OPERATING ACTIVITIES      (7,496)        (1,310)            (23,388)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                    -              -                1,350
  Additional paid-in capital           8,756             -                8,756
  Proceeds from note payable
    to officer                            -              -               14,582
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES               8,756             -               24,688
--------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS
  FOR THE PERIOD AND CUMULATIVE
  DURING THE DEVELOPMENT STAGE         1,260         (1,310)              1,300

CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                     40          1,350                  -
--------------------------------------------------------------------------------
CASH AND EQUIVALENTS -
 END OF PERIOD                     $   1,300       $     40          $    1,300
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  Interest paid                    $      -        $     -           $       -
  Income taxes paid                $      -        $     -           $       -

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services $      -        $     -           $   53,600
--------------------------------------------------------------------------------
 See accompanying notes.

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


     Unaudited Financial Statements
     ------------------------------

     The unaudited financial statements as of and for the three and six months ended June 30, 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the financial statements and notes as of December 31, 2000 contained in the Company's Form SB-2/A.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We currently have no operations, revenues or customers. We have created a website, which is still under construction. During the next twelve months, we intend to further expand our website and market our product line and services through key retailers, manufacturers, and suppliers. We have created our website which is still under construction. We are now able to offer funeral arrangements, services and products through Broward Cemeteries. We have minimal cash, and will need approximately $12,500 to accomplish these goals. Accordingly, we will be unable to fund our expenses through our existing assets or cash. Although we plan to fund these expenses through non-interest bearing loans from our President, there are no assurances that our President will have sufficient funds to make these loans. In addition, there are no agreements or other arrangements that our President make these loans. We have no compensation agreements to our President in connection with any loans she may provide to us. If our President is unable or unwilling to make loans to us necessary to implement our plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with no operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
        o  Sell or dispose of assets we may acquire;
        o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
        o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
        o File a Certificate of Dissolution with the State of Florida to dissolve our corporation and close our business;
        o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
        o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

We do not know and cannot determine which, if any, of these actions we will be forced to take.

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

Our plan of operation over the next twelve months will consist of:
------------------------------------------------------------------

Establish our website:
----------------------

We have established our website, which is still under construction. We expect establish an agreement with a server. The expected cost of the design, website content and server agreement is approximately $5,000.

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

          None

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


                                          HeavenExpress.com, Inc.
                                         -------------------------
                                            (Registrant)

Date: August 14, 2001                        By: /s/ Saundra Sharpe
                                         -------------------------
                                            Saundra Sharpe, President