Form 10QSB
period 2001-09-30
HEAVENEXPRESS COM INC
filed 2002-03-28
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

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

               5741 NE 18th Avenue, #1, Fort Lauderdale, Florida 33334
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (954) 971-0179
                                 --------------
                 (Issuer's telephone number including area code)

As of September 30, 2001, we had 2,029,000 shares of our common stock issued and outstanding.

HeavenExpress.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 C O N T E N T S


   Balance Sheet

   Statements of Loss and Accumulated Deficit During the Development Stage

   Statements of Cash Flows

   Notes to Financial Statements

HeavenExpress.com, Inc.
 (A Development Stage Company)

BALANCE SHEET

September 30,                                                              2001
--------------------------------------------------------------------------------

 ASSETS
    Cash and cash equivalents                                          $     89
    Deferred tax asset less valuation allowance
         of $12,619 and $11,015                                            -
--------------------------------------------------------------------------------
 TOTAL ASSETS                                                          $     89
================================================================================

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
    Accounts payable                                                   $  1,160
    Note payable - officer                                               23,338
    Accrued expenses and other liabilities                                4,721
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                       29,219
--------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 DEFICIENCY IN ASSETS
    Preferred stock, $.001 par value, 10,000,000 shares authorized;
         none issued                                                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
         8,116,000 and 8,116,000 shares issued and outstanding            8,116
    Additional paid-in capital                                           46,834
    Deficit accumulated during the development stage                    (84,080)
--------------------------------------------------------------------------------
 TOTAL DEFICIENCY IN ASSETS                                             (29,130)
--------------------------------------------------------------------------------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                            $     89
================================================================================
 See accompanying notes.

HeavenExpress.com, Inc.
 (A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE

                                For the   For the   For the   For the
                                   nine      nine     three     three
                                 months    months    months    months
                                  ended     ended     ended     ended Cumulative
                              September September September September      since
                               30, 2001  30, 2000  30, 2001  30, 2000  inception
--------------------------------------------------------------------------------

 EXPENSES
     Professional fees          $ 9,558   $51,868   $  -     $ 1,089   $ 80,701

     Interest expense             1,145      -         -        -         2,770
     General and administrative
       expenses                     285       324       45      -           609
--------------------------------------------------------------------------------

 NET LOSS BEFORE INCOME TAXES   (10,988)  (52,192)     (45)    (1,089)  (84,080)

 INCOME TAXES                      -         -         -         -         -
--------------------------------------------------------------------------------

 NET  LOSS AND ACCUMULATED
   DEFICIT DURING THE
   DEVELOPMENT STAGE          ($ 10,988)($ 52,192)   ($ 45)  ($ 1,089)($ 84,080)
================================================================================
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING(BASIC AND DILUTED)8,116,000  6,116,000 8,116,000 8,116,000 7,410,675
================================================================================

 NET LOSS PER SHARE (BASIC AND
DILUTED)                         ($0.001)  ($0.009)  ($0.000)  ($0.000) ($0.011)
--------------------------------------------------------------------------------
 See accompanying notes.

HeavenExpress.com, Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
                                                   For the   For the
                                                      nine      nine
                                                    months    months
                                                     ended     ended  Cumulative
                                                 September September       since
                                                  30, 2001  30, 2000   inception
--------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    ($ 10,988)  ($ 52,192)  ($84,080)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
   Common stock exchanged for service               -         50,000     53,600
   Increase in accounts payable                      685        -         1,160
   Increase in accrued liabilities                 1,596      (1,200)     4,721
--------------------------------------------------------------------------------
 NET CASH USED BY DEVELOPMENT STAGE
   OPERATING ACTIVITIES                         (  8,707)  (   3,392)  ( 24,599)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                              -          -         1,350
   Proceeds from note payable to officer            8,756      2,082     23,338
--------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                       8,756      2,082     24,688
--------------------------------------------------------------------------------

 NET INCREASE  (DECREASE) IN CASH AND EQUIVALENTS
   FOR THE YEAR AND CUMULATIVE DURING THE
   DEVELOPMENT STAGE                                   49     (1,310)        89

 CASH AND EQUIVALENTS - BEGINNING OF YEAR              40      1,350       -
--------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - END OF YEAR               $    89     $   40    $    89
================================================================================
 SUPPLEMENTAL DISCLOSURES
   Interest paid                                  $   -      $   -      $   -
   Income taxes paid                              $   -      $   -      $   -

 NON-CASH FINANCING ACTIVITIES
   Common stock issued for services               $   -      $   -      $53,600
================================================================================

See accompanying notes.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - HeavenExpress.Com, Inc. (A Development Stage Company) (the Company) is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Unaudited Financial Statements - The unaudited financial statements as of and for the nine months ended September 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the dated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Advertising - Advertising costs will be expensed as incurred.

Basic Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Company - The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2.  RELATED PARTY TRANSACTIONS

The note payable to officer at September 30, 2001 was $23,338. This note is unsecured, due on demand, and provides for annual interest at 12%.

NOTE 3.  INCOME TAXES

At September 30, 2001, Company had a net operating loss carryforward of approximately $84,110. This loss may be carried forward to offset federal income taxes in future years through the year 2021. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $12,612 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $12,612 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $10,898 for the nine months ended September 30, 2001 and has an accumulated deficit of $84,080. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company shares its executive offices with another company. The Company occupies a small portion of the total space of 560 square feet, free of charge.

NOTE 6.  DEFICIENCY IN ASSETS

Preferred Stock - The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 7.  SUBSEQUENT EVENT

Common Stock - In February 2002, the Board of Directors approved a four (4) for one (1) forward stock split. In connection with forward stock split the Board of Directors amended the Articles of Incorporation and the Company is now authorized to issue 200,000,000 million shares of common stock. Retroactive effect has been given to the financial statements.

ITEM 2.  Plan Of Operation

Forward-Looking Statements

This report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising;
(d) lack of demand for our products and services being purchased via the Internet and (e) those risks factors contained in our Form SB-2 registration statements. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to September 30, 2001

We were incorporated on December 9, 1999. Since our inception through September 30, 2001, we have no revenues and we have an accumulated deficit of $84,080.

Since our inception to September 30, 2001, we have accomplished the following:

Developed our business plan

Raised Capital - We raised $1,350.00 for our operations through the sale of private placement securities; Appointment of Board Members -We appointed Charles Scheurerman as a second member of our Board of Directors; Obtained our website address- We obtained the address of www.heavenepxress.com Development of a website. We developed our website content; Graphics. We designed the graphics for our website; Website Designers, We hired Sensory Design Group, Inc. who created our website; Our website became operational on May 21, 2000.

In September 2001, our management decided that our website should be redesigned and reformatted to accomplish the following goals:
 oCreate a user-friendly environment;
 oCreate an aesthetically pleasing website; and oCreate an organizational format to the website that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. The components of our future website are described below under "Our Future Plan of Operations". We expect that our new website will be operational by September, 2002.

Our Future Plan of Operations

Our plan of operations over the next twelve months will consist of the following:

A. New Website. Our website will contain an entirely new organizational format, as follows:

(General Category): Retail products  with  the following sub-categories:
     o  Burial vaults;
     o Garments;
     o Caskets;
     o Monuments;
     o Urns;
     o Flowers;
     o Sympathy gifts;
     o Cards;
     o Stone and bronze memorials; and
     o Books.

(General Category): Funeral Services with the following sub-categories:
------------------
     o Traditional funeral arrangements;
     o Theme funeral arrangements (such as parades); and
     o Denominational funeral arrangements

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise or describe the particular type of information within each sub-category. For instance, if a user wishes to click on "caskets" under the general category, "Retail Products", they will then view a page that contains a listing of all caskets which we offer through various casket manufacturers retailers.

Our new website will also contain a "print function" that will print substantive information from linked retailer websites while omitting images and pictures and an E-mail function enabling users to automatically E-mail linked retailer websites to other E-mail addresses. We will also add an "advertiser" management system to simplify the addition, removal, and use of links from different sources. We will also create a new professional logo, color scheme, and navigation layout to the website to improve our awareness of our website

We expect that all of the above described aspects of our new website will be operational by September 30, 2002.

B. New Content. During the remainder of 2002 we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content as follows:

  o Quality of various memorial and funeral products and services, such as the different types of wood, metal, bronze and copper caskets;

  o Laws and consumer rights pertaining to the funeral and memorial industry;

  o Customs and etiquette regarding funeral attendance and appropriate charitable contributions in memory of the deceased, sympathy card content, expressing personal thoughts, and considerations pertaining to various religions; and o Legal ramifications and advantages and disadvantages of pre-paid funeral arrangements.

We plan to have this additional content available on our website approximately nine months after we establish our new website. We expect a cost of $1,500 pertaining to establishing this additional content.

C. Additional Sources of Revenue. Our President plans to actively seek potential sources of revenues from various establishments after our website is established. She plans to contact funeral homes and online obituaries to establish relationships that will generate potential sources of revenue, as follows:

o Referral fees by referring business to these entities from business leads obtained from contact with our website; o Advertising fees from advertising these establishments on our website; o Establishing relationships with vendors of memorial products that will sell their products through our website;

o Developing an apparatus by which we will receive transaction fees from e-commerce applications; o Developing a plan to obtain advertising of other memorial based businesses on our website that will generate advertising fees;

o Establishing links with other third party vendors of memorial based products, wherein the third party vendors will provide us with a commission from third party e-commerce transactions; and o Including testimonials from our customers on our website to demonstrate the quality of our service.

We expect that we will accomplish these goals before September 2002. We expect costs of $2,500 pertaining to the establishment of these revenue sources.

D. Advertising. We plan to obtain small advertisements in trade magazines. We estimate that these advertisements will cost between $75.00 and $500.00 depending upon the publication, number of advertisements and length of advertisements. We expect to advertise in local written publications in South Florida and other large cities. These advertisements will cost between $150.00 and $1,500.00 per ad. We expect to spend approximately $10,000 for these type advertisements. We will place these advertisements only if we have sufficient revenues or financing from other sources,

Liquidity and Capital Resources. As of September 30, 2001, we had limited cash capital resources of only $89. Our business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash and future commission based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our president/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements to our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of the HeavenExpress name and reputation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER EVENTS

Subsequent Events.
The Company's Board of Directors unanimously approved a forward stock split of the Company's common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002. As a result of the split, the Company has 8,116,000 shares of common stock issued and outstanding. Prior to the split, the Company had 2,029,000 shares of Common Stock outstanding.

The Company increased its authorized capital shares in proportion to the forward stock split. The authorized capital stock of the Company consists of 200,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 50,000,000 shares of common stock. In connection, with the forward split, the Company amended its articles of incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS
3.1 Articles of Incorporation*
3.2 Amendment to Articles of Incorporation**
3.2    Bylaws*
4. Share Certificate*

*filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000

**filed by the Company as exhibits to its Report on 8K filed on February 22, 2002.

Reports on Form 8K.
We hereby incorporate the following documents by reference in this Registration
Statement:

a) Our Report on Form 8k filed with the commission on February 22, 2002 a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002. After the split, the Company had 8,116,000 shares of common stock issued and outstanding.

The Company increased its authorized capital shares in proportion to the forward stock split. The authorized capital stock of the Company after the split consists of 200,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 50,000,000 shares of common stock. In connection, with the forward split, the Company amended it's articles of incorporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HeavenExpress.com, Inc.
-------------------------
(Registrant)

Date: March 26, 2002

By: /s/ Saundra Sharpe
-------------------------
Saundra Sharpe, President