Form 10KSB
period 2001-12-31
HEAVENEXPRESS COM INC
filed 2002-03-29
CIK 1102217

--------------------------
                                                      OMB APPROVAL
                                                      OMB Number: 3235-0420
                                                      Expires: March 31,2005
                                                      Estimated average burden
                                                      hours per response: 294.00
                                                      --------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2001
                        Commission file number: 333-95549

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

            5741 N.E. 18th Avenue #1, Fort Lauderdale, Florida 33334
            --------------------------------------------------------
                     (Address of principal executive office)

                                 (954) 772-7997
                                 --------------
                 (Issuer's telephone number including area code)

                             (All communications to)
     -----------------------------------------------------------------------
                              Brenda Hamilton, Esq.
                         Hamilton, Lehrer & Dargan, P.A.
                        555 S. Federal Highway, Suite 270
                            Boca Raton, Florida 33432
                                  (561)416-8956

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X]Yes [ ] No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $0. We had no revenues during our fiscal year ended December 31, 2001. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) NOT APPLICABLE

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Not Applicable

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, we had 2,029,000 shares of our common stock issued and outstanding. On February 22, 2002, we forward split our common stock at a ratio of four (4) shares for one share (1) which increased the number of shares which we had outstanding from 2,029,000 to 8,116,000.

DOCUMENTS INCORPORATED BY REFERENCE If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form Sb-2 Registration Statement as incorporated in
Part I of this Form 10KSB.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                                     PART I

Item 1. Description of Business.

We were incorporated in the State of Florida on December 8, 1999.

Our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held which became effective on February 22, 2002. Prior to the split, we had 2,029,000 shares of Common Stock outstanding. After the split, we had 8,116,000 shares of common stock issued and outstanding.

We increased our authorized capital shares in proportion to the forward stock split After the split, our authorized capital stock consists of 200,000,000 shares of common stock. Our authorized capital stock prior to the split was 50,000,000.

We have not been involved in any bankruptcy, receivership or similar proceeding.

We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Principal Products, Services and their Markets.

We are a development stage company with no revenues to date. We own and operate a website located at www.heavenexpress.com which became operational on May 21, 2000.

In September 2001, our management decided that our website should be redesigned and reformatted to accomplish the following goals: o Create a user-friendly environment; o Create an aesthetically pleasing website; and o Create an organizational format to the website that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. We expect that our new website will be operational by September, 2002; however, there are no assurances that we will be successful in meeting this goal.

Our new updated website will include the following general categories and related sub-categories: Retail Products (General Category) with the following sub-categories:

o Burial vaults;
o Garments;
o Caskets;
o Monuments;
o Urns;
o Flowers;
o Sympathy gifts;
o Cards;
o Stone and bronze memorials; and
o Books.

Interactive Programs (General Category) with the following sub-categories:

o Pre-recorded messages to play at funerals;
o Live funeral receptions for those unable to attend the funeral in person;
o Live wake services for those unable to attend the service in person; and
o Live receptions for those unable to attend the reception in person.

Funeral Services (General Category) with the following sub-categories:

o Traditional funeral arrangements;
o Theme funeral arrangements (such as parades); and
o Denominational funeral arrangements.

Educational Content (General Category) with the following sub-categories:

o Quality of various memorial and funeral products and services, such as the different types of wood, metal, bronze and copper caskets;
o Laws and consumer rights pertaining to the funeral and memorial industry;
o Customs and etiquette regarding funeral attendance and appropriate charitable contributions in memory of the deceased, sympathy card content,expressing personal thoughts, and considerations pertaining to various religions; and
o Legal ramifications and advantages and disadvantages of pre-paid funeral arrangements.

Other Information and Services (General Category) with the following sub-categories:

o Cemetery information;
o Plot maps;
o Surveys of memorial properties;
o Directory of funeral home services;
o Locations of burial plots according to geographic location; and

o On-line memorials, obituaries, holiday memorials, military memorials, and public figure memorials.

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise. For instance, if a user wishes to click on "Caskets" under the general category "Retail Products," they will then view a page that contains a listing of all caskets which we offer through various casket manufacturers and retailers. In addition, within each sub-category listed above, the user will be able to obtain particular information pertaining to each sub-category.

Our new website will also contain:

o A "print function" that will print substantive information from linked retailer websites while omitting images and pictures;
o An "E-mail function" enabling users to automatically E-mail linked retailer websites to other E-mail addresses;
o An "advertiser" management system to simplify the addition, removal, and use of links from different sources; and
o A new professional logo, color scheme, and navigation layout to the website to improve awareness of our website

We expect that all of the above described aspects of our new website will be operational by September 30, 2002.

Additional Sources of Revenue.

Our President plans to seek the following potential sources of revenues from various establishments upon completion of our new website by contacting and establishing relationships and/or agreements with funeral homes, online obituaries, vendors of memorial products or related businesses:

o Referral fees by referring business to these entities from business leads obtained from contact with our website;
o Advertising fees from advertising these businesses on our website;
o Establishing relationships with vendors of memorial products that will sell their products through our website; and
o Establishing links with other third party vendors of memorial-based products, in which the third party vendors will provide us with a commission from third party e-commerce transactions.

Testimonials.

We also plan to include testimonials obtained from our customers on our website to demonstrate the quality of our service.

Advertising.

We plan to obtain small advertisements in trade magazines. Initially, we plan to advertise in local written publications in the South Florida area.

Our existing cash and future commission-based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our president/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements to our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of the HeavenExpress.com name and reputation and our potential revenues.

Distribution.

We plan to distribute products and services solely through our website. Product delivery and final service arrangements will be handled through third party retailers.

Status Of Any New Publicly Announced Product Or Service.

We currently have no publicly announced products or services.

Competition.

Our operations will generally encounter competition in markets in which we plan to operate. Some of the factors affecting competitiveness in this industry are:
o Location;
o Reputation;
o Heritage;
o Competitive pricing;
o Professional service; and
o Attractiveness of facilities.

Many companies have increasingly used the sale of pre-need funeral products and services and cemetery property as a marketing tool. Additionally, a significant majority of death care operators consists of small, family-owned businesses that control one or more funeral homes or cemeteries in a single community. Heritage and tradition afford an established funeral home or cemetery or a local franchise the opportunity for repeat business. In addition, an established firm's backlog of pre-need, pre-funded funerals or pre-sold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace. As such, we will be at a competitive disadvantage.

We face intense competition from a number of competitive forces, as follows:

o Sale of pre-need funeral products and services and cemetery property by established companies;
o Small, family-owned businesses that control one or more funeral homes or cemeteries in a single community; and
o Established funeral home businesses.

These businesses have the following competitive advantages over our business:

o Established distribution networks;
o Agreements with third parties;
o Operating histories;
o Broad customer base; and
o Advertising plan and network.

We will be at a competitive disadvantage because:

o The public may not accept our business model of selling memorial products via the Internet;
o The public may not accept the impersonal nature of our memorial-based business;
o The public may not accept that they will be unable to conduct an on-site examination of our products; and
o We have no operational history and lack brand name recognition.

The electronic commerce market is relatively new, rapidly evolving and intensely competitive. We will compete with a variety of other companies.

We will compete with retail locations for sources of supply and customer bases. We must compete with other companies that have substantially more resources and revenues. In addition, large chain funeral homes are an increasing industry force and often have financing abilities. We do not plan to provide financing to the public. There can be no assurance that we will be able to effectively compete with companies that offer such additional services. Our inability to compete effectively will have a materially adverse affect on our business operations and financial condition.

Competitors have established or may establish cooperative relationships among themselves or directly with retailers to obtain exclusive or semi-exclusive sources of products. Accordingly, it is possible that new competitors or alliances among competitors and retailers may emerge and rapidly acquire market share. In addition, manufacturers might elect to liquidate their products directly.

Our ability to compete effectively will depend upon the following factors:

o Our ability to form strategic alliances with retailers and owners of other websites;
o Our ability to generate traffic on our website by increasing awareness of our site;
o Our need to attract and retain customers at a reasonable cost;
o Whether we are able to institute a reliable and efficient system that processes customer transactions in which we may have to rely upon third parties; and
o Our ability to compete against traditionally used physical retail locations that sell memorial products and services.

Sources and Availability of Raw Materials.

Our business does not rely upon raw materials. Any such materials will be obtained by our third party vendors.

Dependence on Customers.

Although we do not expect to become dependent on a single or small number of customers, there are no assurances that we will not become so dependent.

Intellectual Property.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation and Approvals.

We currently are unaware of any required government approvals of our principal products or services. However, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding the Internet covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our Internet products and services and increase our cost of doing business or otherwise have an adverse affect on our business, operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues, such as sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, as our products and services are available over the Internet in multiple states, and as we plan to sell to numerous consumers residing in such states, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business only in Florida, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a materially adverse affect on our business, results of operations and financial condition.

Research and Development.

We have not spent any funds on research and development of our website.

Cost of Compliance With Environmental Laws.

Our business does not involve the emission of pollutants or other substances that may be harmful to the environment. Accordingly, we do not estimate incurring any costs for compliance with environmental laws.

Employees.

We currently have no full-time employees. Saundra Sharpe, our president, and Charles Scheuerman, a director, are our only employees. From our inception to the end of October, 2000, Ms. Sharpe and Mr. Scheuerman spent approximately between 5 and 10 hours per week on their duties as executive officers. Since November 2001, Ms. Sharpe has spent an average of 5 to 10 hours per week to implement our plan of operation. Mr. Scheuerman will continue to spend approximately between 5 and 10 hours per week. We have no collective bargaining agreements or employment agreements in existence. Saundra Sharpe and Charles Scheuerman participate in the running of HeavenExpress.com on a part-time basis, as needed, without cash compensation. Over the next twelve months, we do not plan to add any additional employees.

Item 2. Description of Property.

We currently operate out of 200 square feet of space located at 5741 N.E. 18th Avenue #1, Fort Lauderdale, Florida 33334, which is the personal residence of Mr. Charles Scheuerman, our vice president. Our telephone number is (954) 772-7997.

We do not own any property or intend to have any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best of our knowledge, we are not a party to any pending legal proceeding. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no established public trading market for our securities. Management has not discussed market making with any market maker or broker dealer. No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. None of our common stock is subject to outstanding options or warrants to purchase our shares. We have no preferred stock outstanding. There is no common equity of our Company being offered pursuant to an employee benefit plan.

There are 2,029,000 shares of our common stock outstanding, all of which are restricted securities. Of these outstanding shares, there are 1,950,000 shares held by affiliates. The remaining 79,000 shares of common stock are held by non-affiliates. The restricted securities as defined under Rule 144 of the Securities Act of 1933 may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Rule 144 generally provides that an affiliate, including directors, officers and control shareholders, who has satisfied a one-year holding period for the restricted securities may sell, within any three-month period subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. Sales under Rule 144 must also be made without violating the manner-of-sale provisions, notice requirements, and the availability of public information about us. A sale of shares by such security holders, whether under Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.

Penny Stock Considerations.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

As of the date of the year end December 31, 2001, we had 32 holders of record of our common stock. We currently have one class of common stock outstanding and no preferred shares outstanding.

Dividends.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant. Item 6. Plan of Operation.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements.

This report on Form 10KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products; (b) competitive products and pricing; (c) limited amount of resources devoted to advertising;
(d) lack of demand for our products and services being purchased via the Internet and (e) those risks factors contained in our Form SB-2 registration statements. Statements made herein are as of the date of the filing of this Form 10KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to December 31, 2001

We were incorporated on December 9, 1999. Since our inception through December 31, 2001, we have no revenues and we have an accumulated deficit of $84,125.

Since our inception to December 31, 2001, we have accomplished the following:
o Developed our business plan.
o Raised Capital - We raised $1,350.00 for our operations through the sale of private placement securities;
o Appointment of Board Members -We appointed Charles Scheurerman as a second member of our Board of Directors;
o Obtained our website address- We obtained the address of www.HeavenEpxress.com.
o Development of a website. We developed our website content;
o Graphics. We designed the graphics for our website; and
o Website Designers. We hired Sensory Design Group, Inc. who created our website.

Our website became operational on May 21, 2000.

In September 2001, our management decided that our website should be redesigned and reformatted to accomplish the following goals: o Create a user-friendly environment; o Create an aesthetically pleasing website; and o Create an organizational format to the website that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. We expect that our new website will be operational by September, 2002; however, there are no assurances that we will be successful in meeting this goal.

Our new updated website will include the following general categories and related sub-categories: Retail Products (General Category) with the following sub-categories:

o Burial vaults;
o Garments;
o Caskets;
o Monuments;
o Urns;
o Flowers;
o Sympathy gifts;
o Cards;
o Stone and bronze memorials; and
o Books.

Interactive Programs (General Category) with the following sub-categories:

o Pre-recorded messages to play at funerals;
o Live funeral receptions for those unable to attend the funeral in person;
o Live wake services for those unable to attend the service in person; and
o Live receptions for those unable to attend the reception in person.

Funeral Services (General Category) with the following sub-categories:

o Traditional funeral arrangements;

o Theme funeral arrangements (such as parades); and

o Denominational funeral arrangements.

Educational Content (General Category) with the following sub-categories:

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

Other Information and Services (General Category) with the following subcategories:
o Cemetery information;
o Plot maps;
o Surveys of memorial properties;
o Directory of funeral home services;
o Locations of burial plots according to geographic location; and
o Online memorials, obituaries, holiday memorials, military memorials, and public figure memorials.

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise. For instance, if a user wishes to click on "Caskets" under the general category "Retail Products," they will then view a page that contains a listing of all caskets which we offer through various casket manufacturers and retailers. In addition, within each sub-category listed above, the user will be able to obtain particular information pertaining to each sub-category.

Our new website will also contain:

o A "print function" that will print substantive information from linked retailer websites while omitting images and pictures;
o An "E-mail function" enabling users to automatically E-mail linked retailer websites to other email addresses;
o An "advertiser" management system to simplify the addition, removal, and use of links from different sources; and
o A new professional logo, color scheme, and navigation layout to the website to improve awareness of our website

We expect that all of the above described aspects of our new website will be operational by September 30, 2002.

Additional Sources of Revenue. Our President plans to seek the following potential sources of revenues from various establishments upon completion of our new website by contacting and establishing relationships and/or agreements with funeral homes, online obituaries, vendors of memorial products or related businesses:

o Referral fees by referring business to these entities from business leads obtained from contact with our website;
o Advertising fees from advertising these businesses on our website;
o Establishing relationships with vendors of memorial products that will sell their products through our website; and
o Establishing links with other third party vendors of memorial-based products, in which the third party vendors will provide us with a commission from third party e-commerce transactions.

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

Testimonials. We also plan to include testimonials obtained from our customers on our website to demonstrate the quality of our service.


Advertising. We plan to obtain small advertisements in trade magazines. Initially, we plan to advertise in local written publications in the South Florida area.

Item 7. Financial Statements.
                             HeavenExpress.Com, Inc.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           December 31, 2001 and 2000





                                 C O N T E N T S

                                                                           Page

INDEPENDENT AUDITOR'S REPORT                                                  9


FINANCIAL STATEMENTS

   Balance Sheets                                                            10

   Statements of Loss and Accumulated Deficit During the Development Stage   11

   Statements of Cash Flows                                                  12

   Statements of Deficiency in Assets                                        13

NOTES TO FINANCIAL STATEMENTS                                          14 to 16

[LOGO]
Dohan and Company                                 7700 North Kendall Drive, #200
Certified Public Accountants                          Miami, Florida  33156-7564
A Professional Association                            Telephone:  (305) 274-1366
                                                      Facsimile:  (305) 274-1368


                          Independent Auditor's Report


Stockholders and Board of Directors
HeavenExpress.Com, Inc. (A Development Stage Company)
Fort Lauderdale, Florida

We have audited the accompanying balance sheets of HeavenExpress.Com, Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the related statements of loss and accumulated deficit during the development stage, cash flows, and deficiency in assets for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HeavenExpress.Com, Inc. (A Development Stage Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/ Dohan and Company, CPA's

March 13, 2002
Miami, Florida

HeavenExpress.com, Inc.
(A Development Stage Company)

BALANCE SHEETS

December 31,                                              2001            2000
--------------------------------------------------------------------------------

 ASSETS
   Cash and cash equivalents                            $     74       $     40
   Deferred tax asset less valuation allowance
     of $12,619 and $11,015                                 -              -
--------------------------------------------------------------------------------
 TOTAL ASSETS                                           $     74       $     40
================================================================================

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
   Accounts payable                                     $  1,397       $    475
   Note payable - officer                                 23,582         14,582
   Accrued expenses and other liabilities                  4,270          3,125
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                                        29,249         18,182
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 DEFICIENCY IN ASSETS
   Preferred stock, $.001 par value,
     10,000,000 shares authorized;
     none issued                                            -              -
   Common stock, $.001 par value,
     200,000,000 shares authorized,
     8,116,000 and 8,116,000 shares
     issued and outstanding                                8,116          8,116
   Additional paid-in capital                             46,834         46,834
   Deficit accumulated during the development stage      (84,125)       (73,092)
--------------------------------------------------------------------------------
 TOTAL DEFICIENCY IN ASSETS                              (29,175)       (18,142)
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS             $     74        $    40
================================================================================
 See accompanying notes.

HeavenExpress.com, Inc.
(A Development Stage Company)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE

                           For the               For the
                         year ended            year ended           Cumulative
                      December 31, 2001     December 31, 2000    since inception
--------------------------------------------------------------------------------
EXPENSES
 Professional fees    $   9,558             $     53,843         $      80,701
 Interest expense         1,145                    1,625                 2,770
 General and
 administrative
 expenses                   330                      324                   654
--------------------------------------------------------------------------------
NET LOSS BEFORE INCOME
 TAXES                  (11,033)                 (55,792)              (84,125)

INCOME TAXES               -                        -                     -
--------------------------------------------------------------------------------
NET LOSS AND
ACCUMULATED
DEFICIT DURING
THE DEVELOPMENT
STAGE                $  (11,033)            $    (55,792)       $      (84,125)
================================================================================
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES
OUTSTANDING           8,116,000                6,618,732             7,410,675
(BASIC AND DILUTED)
NET LOSS PER SHARE
(BASIC AND DILUTED)  $   (0.001)            $     (0.008)       $       (0.011)
================================================================================
See accompanying notes.

HeavenExpress.com, Inc..
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
                                For the           For the
                               year ended        year ended        Cumulative
                           December 31, 2001  December 31, 2000  since inception
--------------------------------------------------------------------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                 $    (11,033)       $   (55,792)       $     (84,125)
 Adjustments to
 reconcile net loss
 to net cash used
 by operating activities:
Common stock exchanged
 for services                     -                 50,000              53,600
Increase in accounts
 payable                           922                 475               1,397
Increase in accrued
 liabilities                     1,145               1,925               4,270
--------------------------------------------------------------------------------
NET CASH USED BY
DEVELOPMENT STAGE
OPERATING ACTIVITIES            (8,966)             (3,392)            (24,858)
--------------------------------------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES
 Sale of common stock             -                   -                  1,350
 Proceeds from
  note payable
  to officer                     9,000               2,082              23,582
--------------------------------------------------------------------------------
FINANCING ACTIVITIES             9,000               2,082              24,932
--------------------------------------------------------------------------------
NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS
FOR THE YEAR AND
CUMULATIVE DURING
THE DEVELOPMENT STAGE               34              (1,310)                 74

CASH AND EQUIVALENTS -
 BEGINNING OF YEAR                  40               1,350                -
--------------------------------------------------------------------------------
CASH AND EQUIVALENTS -
 END OF YEAR              $         74        $         40          $       74
================================================================================
SUPPLEMENTAL
 DISCLOSURES
Interest paid             $       -           $       -             $     -
Income taxes paid         $       -           $       -             $     -

NON-CASH FINANCING
ACTIVITIES
 Common stock
 issued for
 services                 $       -           $     50,000          $   53,600
================================================================================
See accompanying notes.

HeavenExpress.com, Inc.
(A Development Stage Company)

 STATEMENTS OF DEFICIENCY IN ASSETS

--------------------------------------------------------------------------------
                                                       Accumulated
                                                          Deficit
                        Common Stock    Additional   During the        Total
                  -----------------------  Paid-in     Development Deficiency in
Description       Shares           Amount  Capital         Stage        Assets
--------------------------------------------------------------------------------
Balance,
December 31,
1999           4,116,000           4,116        834       (17,300)      (12,350)

Common stock
exchanged for
services       4,000,000           4,000     46,000          -           50,000

Net loss for
the year ended      -               -          -          (55,792)      (55,792)
--------------------------------------------------------------------------------
Balance,
December 31,
2000           8,116,000           8,116   $  46,834   $  (73,092)   $  (18,142)

Net loss for
the year ended      -               -           -         (11,033)      (11,033)
--------------------------------------------------------------------------------
Balance,
December 31,
2001           8,116,000           8,116   $  46,834   $  (84,125)   $  (29,175)
--------------------------------------------------------------------------------
See accompanying notes.

HeavenExpress.com, Inc.
Notes to Financial Statements
December 31, 2001 and 2000

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - HeavenExpress.Com, Inc. (A Development Stage Company) (the Company) is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Net Loss Per Common Share (Basic and Diluted) - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amount of the Company's financial assets and liabilities at December 31, 2001 and 2000, approximate fair value due to the short maturity of the instruments.

Development Stage Company - The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2.  RELATED PARTY TRANSACTIONS

The note payable to officer is unsecured, due on demand, and provides for annual interest at 6%. Accrued interest on this note at December 31, 2001, was $2,770.

In May 2000, the Company issued 4,000,000 shares of common stock to an individual for his services. These shares were valued at .0125 per share for a total value of $50,000.

NOTE 3.  INCOME TAXES

At December 31, 2001, the Company had a net operating loss carryforward of approximately $81,355. This loss may be carried forward to offset federal income taxes in future years through the year 2021. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes. SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $12,619 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $12,619 has been established, resulting in no deferred tax benefits as of the balance sheet date. The increase in the valuation allowance from prior year was $1,604.

NOTE 4.      GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $11,033 and $55,792 for the years ended December 31, 2001 and 2000, respectively. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Their website markets the Company's products and offer the Company's services and information. The Company expects to meet its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  DEFICIENCY IN ASSETS

Preferred Stock

The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.

NOTE 6.  SUBSEQUENT EVENT

Common Stock - In February 2002, the Board of Directors approved a four (4) for one (1) forward stock split. In connection with forward stock split the Board of Directors amended the Articles of Incorporation and the Company is now authorized to issue 200,000,000 million shares of common stock. Retroactive effect has been given to the financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The accounting firm of Dohan & Company, CPA's, P.A. audited our financial statements since inception. We have had no changes in or disagreements with our accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Officers - Our Bylaws provide that we shall have a minimum of one
(1) director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

--------------------------------------------------------------------------------
Name                Age             Position Held
--------------   -------- ------------------------------------------------------
Saundra Sharpe     54     President, Secretary, Treasurer & Chairman of the
                          Board of Directors
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Charles Scheuerman 73     Vide President, Director
-------------------- -----------------------------------------------------------

The directors named above will serve until the next annual meeting of our shareholders to be held within 6 months of the close of our fiscal year or until a successor shall have been elected and accepted the position. Directors are elected for one-year terms.

Saundra Sharpe - has been our President, Secretary and Treasurer and Chairman of the Board since our inception. From January of 1998 to December of 2001, Ms. Sharpe has worked as an Independent Associate for Prepaid Legal Services. From June 1997 to present, Ms. Sharpe has been President of Sharpe Connection. Sharpe Connection is primarily in the business of used car sales. From January of 1995 to February of 1999, Ms. Sharpe worked as a manager of Santa Fe Motorcars, whose principal operations involved used cars sales. As a manager of Sante Fe Motorcars, Ms. Sharpe ran day-to-day operations and supervised 7 employees. Ms. Sharpe attended Jackson Community College in Michigan and Jackson Business School in Ohio.

Charles Scheuerman - has been our director since May 17, 2000. Since the early 1980s, Mr. Scheuerman has served as the Chief Operating Officer of Network Promotion Seminar, Inc., a television advertising agency. During 1999, Mr. Scheuerman served as the Chairman of the Board for Heaven's Door Corporation, until that corporation was acquired. Mr. Scheuerman graduated from Auburn University in 1952 with a Bachelor of Science Degree. He provides valuable knowledge and experience to HeavenExpress.com, since he was previously the owner of seven cemeteries, including one of the largest cemetery facilities in Central Alabama.

Significant Employees - Other than the those mentioned above, none of our employees are expected to make a significant contribution.

Family Relationships - There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings - None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

Item 10. Executive Compensation.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.


Summary Compensation Chart
                        Annual Compensation      Long-Term Compensation
Name & Position Year Salary($) Bonus($) Other($) RestrStock Options($)L/TIPOther
                                                      Awards
Saundra Sharpe  2002     0        0          0         0      0        0      0
Chief Executive
 Officer/       2001     0        0          0         0      0        0      0
Chairman
Charles
Scheuerman/     2002     0        0          0         0      0        0      0
VP & Director   2001     0        0     50,000         0      0        0      0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this Registration Statement, of our common stock (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. Table reflects forward stock split.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

Security Ownership of Beneficial Owners:

----------------------- -------------------------------------------- -----------
Title of Class          Name & Address                 Amount   Nature   Percent
----------------------- -------------------------------------------- -----------
----------------------- -------------------------------------------- -----------
                        Saundra Sharpe
Common                  6901 NW 32nd Avenue         3,800,000   Direct      47%
                        Fort Lauderdale, Florida 33309
----------------------- --------------------------------------------------------
--------------------------------------------------------------------------------
                        Charles Scheuerman
Common                  800 W. Oakland Park Blvd.,
                        #211                        4,000,000   Direct      49%
                        Fort Lauderdale, Florida 33311
----------------------- -------------------------------------------- -----------
Security Ownership of Management:

----------------------- -------------------------- -------------- --------------
Title of Class          Name & Address                 Amount   Nature   Percent
------------------------------ ------------------- -------------- --------------
------------------------------ ------------------- -------------- --------------
                        Saundra Sharpe
Common                  6901 NW 32nd Avenue         3,800,000   Direct     47%
                        Fort Lauderdale, Florida 33309
----------------------- -------------------------------------------- -----------
----------------------- -------------------------------------------- -----------
                        Charles Scheuerman
Common                  800 W. Oakland Park Blvd.,
                        #211
                                                    4,000,000   Direct     49%
                        Fort Lauderdale, Florida 33311
----------------------- ------ ------------------- -------------- --------------
----------------------- ------ ------------------- -------------- --------------
Common         Officers & Directors as a Group (2)  7,800,000   Direct     96%
----------------------- -------------------------------------------- -----------

According to our stock records, there were 8,116,000 shares of our common stock, $0.001 par value outstanding, as of December 31, 2001. This reflects the forward stock split.

Change of Control.

We are not aware of any arrangements, which would result in a change of our control.

Item 12. Certain Relationships and Related Transactions.
Not Applicable.

Item 13. Exhibits; and Documents incorporated by Reference

EXHIBITS
3.1  Articles of Incorporation *
3.2  Amendment to Articles of Incorporation**
3.2  Bylaws*
4.   Share Certificate*

*Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000. **Filed by the Company as exhibits to its Report on 8K filed on February 22, 2002.

We hereby incorporate the following documents by reference in this Registration
Statement: a) Our Report on Form 8K filed with the commission on February 22, 2002; b) The Registrant's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001 which were filed with the Securities and Exchange Commission on, May 24, 2001, August 15, 2001, and March 28, 2002 respectively.
                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HeavenExpress.com, Inc.
                                               -----------------------
                                                     (Registrant)

                                           By /s/ Saundra Sharpe, President
                                              -----------------------------
                                                (Signature and Title)*

                                                 Date March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Charles Scheuerman, VP/Director
                                            --------------------------------
                                                (Signature and Title)*

                                                 Date March 29, 2002

* Print the name and title of each signing officer under his signature.