Form 10QSB
period 2002-03-31
HEAVENEXPRESS COM INC
filed 2002-07-11
CIK 1102217

------------------------
                                 UNITED STATES               OMB APPROVAL
                     SECURITIES AND EXCHANGE COMMISSION ------------------------
                             Washington, D.C. 20549     OMB Number: 3235-0416
                                                        ------------------------
                                  FORM 10-QSB           Expires: April 30,2003
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response: 32.0
                                                        ------------------------
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from ______ to ______.

                           Commission File No. 333-95549

                               HeavenExpress.com, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Florida                                  65-0974212
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


                 2531 SE 14th Street, Pompano Beach, Florida 33062
               -------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 772-7997
                          ---------------------------
                           (Issuer's telephone number)

              5741 NE 18th Avenue, #1, Fort Lauderdale, Florida  33334
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,116,000 at July 2, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [ ]

HeavenExpress.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 C O N T E N T S


   Balance Sheet (Unaudited)                                                  2

   Statements of Loss and Accumulated Deficit During the
     Development Stage (Unaudited)                                            3

   Statements of Cash Flows (Unaudited)                                       4

   Notes to Financial Statements (Unaudited)                             5 to 6

HeavenExpress.com, Inc.
 (A Development Stage Company)

BALANCE SHEET (Unaudited)

March 31,                                                                 2002
--------------------------------------------------------------------------------

 ASSETS
    Cash and cash equivalents                                          $     145
    Deferred tax asset less valuation allowance of $13,566                    -
--------------------------------------------------------------------------------
 TOTAL ASSETS                                                          $     145
================================================================================

 LIABILITIES AND DEFICIENCY IN ASSETS

 LIABILITIES
    Accounts payable                                                   $    230
    Note payable - officer                                               30,084
    Accrued expenses and other liabilities                                3,300
--------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                       33,614
--------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTES 4 and 5)

 DEFICIENCY IN ASSETS
    Preferred stock, $.001 par value, 10,000,000 shares authorized;
         none issued                                                       -
    Common stock, $.001 par value, 200,000,000 shares authorized,
         8,116,000 shares issued and outstanding                          8,116
    Additional paid-in capital                                           46,834
    Deficit accumulated during the development stage                    (88,419)
--------------------------------------------------------------------------------
 TOTAL DEFICIENCY IN ASSETS                                             (33,469)
--------------------------------------------------------------------------------

 TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                            $    145
================================================================================
 See accompanying notes.

HeavenExpress.com, Inc.
 (A Development Stage Company)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
 (Unaudited)

                                                    For the   For the
                                                      three     three
                                                     months    months
                                                      ended     ended Cumulative
                                                      March     March      since
                                                   31, 2002  30, 2001  inception
--------------------------------------------------------------------------------

 EXPENSES
     Professional fees                             $ 3,497   $ 2,437   $ 84,198
     Interest expense                                  752       437      3,522
     General and administrative expenses                45       959        699
--------------------------------------------------------------------------------

 NET LOSS BEFORE INCOME TAXES                       (4,294)   (3,833)   (88,419)

 INCOME TAXES                                           -         -         -
--------------------------------------------------------------------------------

 NET  LOSS AND ACCUMULATED DEFICIT DURING THE
   DEVELOPMENT STAGE                              ($ 4,294)  ($3,833) ($ 88,419)
================================================================================
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING(BASIC AND DILUTED)                   8,116,000 8,116,000  7,478,567
================================================================================

 NET LOSS PER SHARE (BASIC AND DILUTED)           ($0.001)   ($0.000)   ($0.011)
================================================================================
 See accompanying notes.

HeavenExpress.com, Inc.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                   For the   For the
                                                     three     three
                                                    months    months
                                                     ended     ended  Cumulative
                                                     March     March       since
                                                  31, 2002  31, 2001   inception
--------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    ($  4,294)  ($  3,833)  ($88,419)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
      Common stock exchanged for service            -           -        53,600
      (Decrease) increase in accounts payable     (1,167)      1,355        230
      Increase in accrued liabilities              2,552        (338)     6,822
--------------------------------------------------------------------------------
 NET CASH USED BY DEVELOPMENT STAGE
   OPERATING ACTIVITIES                         (  2,909)  (   2,816)  ( 27,767)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                              -          -         1,350
   Contributed capital                               -         2,776      2,776
   Proceeds from note payable to officer            2,980       -        23,786
--------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES          2,980      2,776     27,912
--------------------------------------------------------------------------------

 NET INCREASE  (DECREASE) IN CASH AND EQUIVALENTS
   FOR THE YEAR AND CUMULATIVE DURING THE
   DEVELOPMENT STAGE                                   71        (40)       145

 CASH AND EQUIVALENTS - BEGINNING OF YEAR              74         40         -
--------------------------------------------------------------------------------

 CASH AND EQUIVALENTS - END OF YEAR               $   145     $   -    $    145
================================================================================
 SUPPLEMENTAL DISCLOSURES
   Interest paid                                  $   -      $   -      $   -
   Income taxes paid                              $   -      $   -      $   -

 NON-CASH FINANCING ACTIVITIES
   Common stock issued for services               $   -      $   -      $53,600
================================================================================

See accompanying notes.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - HeavenExpress.Com, Inc. (A Development Stage Company) (the Company) is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Unaudited Financial Statements - The unaudited financial statements as of and for the three months ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2.  RELATED PARTY TRANSACTIONS

The note payable to officer at March 31, 2002, was $30,084, which includes accrued interest of $3,522. This note is unsecured, due on demand, and provides for annual interest at 12%.

NOTE 3.  INCOME TAXES

At March 31, 2002, the Company had a net operating loss carryforward of approximately $84,125. This loss may be carried forward to offset federal income taxes in future years through the year 2021. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $13,566 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $13,566 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4.  GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $4,294 for the three months ended March 31, 2002, and has an accumulated deficit of $88,419. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock - In February 2002, the Board of Directors approved a four (4) for one (1) stock split. In connection with this stock split the Board of Directors amended the Articles of Incorporation and the Company is now authorized to issue 200 million shares of common stock. Retroactive effect has been given to the stock split in these financial statements.

ITEM 2.  Plan Of Operation

     Forward-Looking Statements This report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services being offered via the Internet;
(b) competitive products and pricing; (c) limited amount of resources devoted to advertising; and (d) those risks factors contained in our Form SB-2 registration statements. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to March 31, 2002

We were incorporated on December 9, 1999. Since our inception through March 31, 2002, we have generated no revenues and we have an accumulated deficit of $88,419.

Since our inception to March 31, 2002, we have accomplished the following:

Developed our Business Plan:
Raised Capital - We raised $1,350 for our operations through the sale of private placement securities;
Appointment of Board Members - We appointed Charles Scheuerman as a second member of our Board of Directors;
Obtained our website address - We obtained the address of www.heavenepxress.com Development of a website - We developed our website content;
Graphics - We designed the graphics for our website; and Website Designers - We hired Sensory Design Group, Inc. who created our website which became operational on May 21, 2000.

Our Future Plan of Operations
Our plan of operations over the next twelve months will consist of the following:

A. Our management plans to redesign and reformat our website to accomplish the following goals:
     o Create a user-friendly environment;
     o Create an aesthetically pleasing website; and
     o Create an organizational format to the website as reflected in B below that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. The components of our future website are described below. We expect that our new website will be operational by September 30, 2002.

B. New Website. Our website will contain an entirely new organizational format, as follows:

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

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise or describe the particular type of information within each sub-category. For instance, if users wish to click on "caskets" under the general category, "Retail Products", they will then view a page that contains a listing of all caskets which we offer through various casket manufacturers retailers.

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

C. New Content. During the remainder of 2002 we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content, as follows:

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

We originally planned to have this additional content available on our website approximately nine months after we established our new website; however, our time estimate for completion of our new content is now September 30, 2002. We expect a cost of $1,500 pertaining to establishing this additional content.

D. Additional Sources of Revenue. Our President plans to actively seek potential sources of revenues from various establishments. She plans to contact funeral homes and online obituaries to establish relationships that will generate potential sources of revenue, as follows:

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

We expect that we will accomplish these goals by September 2002. We expect costs of $2,500 pertaining to the establishment of these revenue sources.

E. Advertising. We plan to obtain small advertisements in trade magazines.
We estimate that these advertisements will cost between $75 and $500 depending upon the publication, number of advertisements and length of advertisements. We expect to advertise in local written publications in South Florida and large cities. These advertisements will cost between $150 and $1,500 per advertisement. We expect to spend approximately $10,000 for these type advertisements. We will place these advertisements only if we have sufficient revenues or financing from other sources.

Liquidity and Capital Resources. As of March 31, 2002, we had limited cash resources of only $145. Our business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server provider over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred net losses of $4,924 for the three months ended March 31, 2002 and accumulated net losses of $88,419 since our inception to March 31, 2002.
As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/director or other director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or other director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or other director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or other director. We have no compensation agreements to our president/director or other director in connection with any loans that either may provide to us. If our president/director or other director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of the HeavenExpress.com name and reputation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER EVENTS

Stock split. Our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The split became effective on February 22, 2002. As a result of this split, we have 8,116,000 shares of common stock issued and outstanding. Prior to the split, we had 2,029,000 shares of Common Stock outstanding.

We increased our authorized capital shares in proportion to the stock split. Our authorized capital stock consists of 200,000,000 shares of common stock. Prior to the split, we were authorized to issue 50,000,000 shares of common stock. In connection, with the split, we amended our articles of incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS

(a)  Exhibits
3.1 Articles of Incorporation*
3.2 Amendment to Articles of Incorporation**
3.2 Bylaws*
4.0 Share Certificate*

*Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000.

**Filed by the Company as exhibits to its Report on 8-K filed on February 22, 2002.

Reports on Form 8-K.

On February 22, 2002 we filed a report on From 8-K, which reported under
Item 5 of that report the forward stock split summarized under Item 5 of this Form 10-QSB.

We hereby incorporate the following documents by reference in this Registration
Statement:

a) Our Form SB-2 Registration Statement filed on May 3, 2001.
b) Our Report on Form 8-K filed with the Commission on February 22, 2002 reporting a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HeavenExpress.com, Inc.
                                      -------------------------------------
                                                (Registrant)

Date: July 11, 2002                    /s/ Charles Scheuerman

                                      ----------------------------------
                                      Charles Scheuerman, Vice President