Form 10QSB
period 2002-06-30
HEAVENEXPRESS COM INC
filed 2002-10-15
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 2002

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

               2531 S.E. 14th Street, Pompano Beach, Florida 33062
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (954) 782-4547
                                 --------------
                 (Issuer's telephone number including area code)


                             (All communications to)
                            -------------------------
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

As of October 11, 2002, we had 8,116,000 shares of our common stock issued and outstanding.












HeavenExpress.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 C O N T E N T S


   Balance Sheet

   Statements of Loss and Accumulated Deficit During the Development Stage

   Statements of Cash Flows

   Notes to Financial Statements
































                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AT JUNE 30, 2002



                                     ASSETS
                                     ------


CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     78
                                                                    ---------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     78
                                                                    =========


LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $    230
  Note payble - officer. . . . . . . . . . . . . . . . . . . . . .    34,484
  Accrued expenses and other liabilities . . . . . . . . . . . . .     3,300
                                                                    ---------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    38,014
                                                                    ---------
DEFICIENCY IN ASSETS
------------------------------------------------------------------
  Preferred stock ($.001 par value, 10,000,000 shares authorized:
   none issued and outstanding)
  Common stock ($.001 par value, 200,000,000 shares authorized:. .         -
  8,116,000 issued and outstanding). . . . . . . . . . . . . . . .     8,116
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .    46,834
  Deficit accumulated during development stage . . . . . . . . . .   (92,886)
    TOTAL DEFICIENCY IN ASSETS . . . . . . . . . . . . . . . . . .   (37,936)
                                                                    ---------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS . . . . . . . . . .  $     78
                                                                    =========



                                       HEAVENEXPRESS.COM, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                       Cumulative-to
                                  Three months ended June 30,  Six months ended June 30,  date since
                                           2002         2001         2002         2001     inception
                                     ---------------------------------------------------------------
OPERATING EXPENSES:
-----------------------------------
  Professional and consulting fees.  $    3,522   $    7,414   $    7,019   $    9,851   $   87,698
  Interest expense. . . . . . . . .         750          438        1,502          875        4,272
  General and administrative. . . .         195          960          240        1,919          916
                                     -----------  -----------  -----------  -----------  -----------
  TOTAL EXPENSES. . . . . . . . . .       4,467        8,812        8,761       12,645       92,886

  LOSS BEFORE TAXES . . . . . . . .      (4,467)      (8,812)      (8,761)     (12,645)     (92,886)
                                     -----------  -----------  -----------  -----------  -----------
  INCOME TAX (PROVISION) BENEFIT. .         -0-          -0-          -0-          -0-          -0-
  NET INCOME (LOSS) . . . . . . . .  $   (4,467)  $   (8,812)  $   (8,761)  $  (12,645)  $  (92,886)
                                     -----------  -----------  -----------  -----------  -----------

  Net loss per common share
  Basic & fully diluted . . . . . .  $       **   $       **   $       **   $       **   $    (0.01)
                                     ===========  ==========   ==========   ==========   ===========
  Weighted average common
  shares outstanding. . . . . . . .   8,116,000    8,116,000    8,116,000    8,116,000    8,058,000
                                     ===========  ==========   ==========   ==========   ===========

** Less than $.01





                                HEAVENEXPRESS.COM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                           Cumulative to
                                                             date since


                                                         2002       2001   inception
                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . .  $(8,761)  $(12,645)  $  (92,886)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in)
  operating activities:
    Common stock issued for services . . . . . . . .      -0-        -0-       53,600
    Increase (decrease) in operating liabilities:
      Accounts payable . . . . . . . . . . . . . . .   (1,167)     5,024          230
      Accrued expenses . . . . . . . . . . . . . . .    2,552        125        6,822
                                                      --------------------------------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . . .   (7,376)    (7,496)     (32,234)
                                                      --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from sales of common stock. . . . . . . .      -0-        -0-        1,350
  Contributed capital. . . . . . . . . . . . . . . .      -0-      8,756        2,776
  Proceeds from note payable to officer. . . . . . .    7,380        -0-       28,186
                                                      --------------------------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . .    7,380      8,756       32,312
                                                      --------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS. . . . . . . . . . . . . . . . . .        4      1,260           78
                                                      --------------------------------
CASH AND CASH EQUIVALENTS:
----------------------------------------------------
      Beginning of period. . . . . . . . . . . . . .       74         40          -0-
      End of period. . . . . . . . . . . . . . . . .  $    78   $  1,300   $       78
                                                      --------------------------------
NON-CASH FINANCING ACTIVITIES:
----------------------------------------------------
  Common stock issued for services . . . . . . . . .  $   -0-   $    -0-   $   53,600
                                                      --------------------------------






NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - HeavenExpress.Com, Inc. (A Development Stage Company) (the Company) is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Unaudited Financial Statements - The unaudited financial statements as of and for the three and six months ended June 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The note payable to officer at June 30, 2002, was $33,734 which includes accrued interest of $4,272. This note is unsecured, due on demand, and provides for annual interest at 12%.

NOTE 3. INCOME TAXES

At June 30, 2002, the Company had a net operating loss carryforward of approximately $92,886. This loss may be carried forward to offset federal income taxes in future years through the year 2021. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $15,000 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $15,000 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $4,467 for the three months ended June 30, 2002, and has an accumulated deficit of $92,886. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has its executive offices in the residence of its Vice-President. The Company occupies approximately 150 square feet, free of charge.

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



HeavenExpress.com, Inc.
(A Development Stage Company)

ITEM 2.  Plan Of Operation

Forward-Looking Statements
This report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services being purchased via the Internet; (b) competitive products and pricing;
(c) limited amount of resources devoted to advertising; and (d) those risks factors contained in our Form SB-2 registration statements. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to June 30, 2002

We were incorporated on December 9, 1999. Since our inception through June 30, 2002, we have no revenues and we have an accumulated deficit of $92,886.

Since our inception to June 30, 2002, we have accomplished the following:

Developed our business plan

Raised Capital - We raised $1,350.00 for our operations through the sale of private placement securities;
Appointment of Board Members - We appointed Charles Scheuerman as a second member of our Board of Directors;
Obtained our website address - We obtained the address of www.heavenepxress.com Development of a website - We developed our website content;
Graphics - We designed the graphics for our website;
Website Designers - We hired Sensory Design Group, Inc. who created our website; Our website became operational on May 21, 2000.

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

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. The components of our future website are described below under "Our Future Plan of Operations". We expect that our new website will be operational by February 28, 2003.

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

Our new website will also contain a "print function" that will print substantive information from linked retailer websites while omitting images and pictures and an e-mail function enabling users to automatically E-mail linked retailer websites to other E-mail addresses. We will also add an "advertiser" management system to simplify the addition, removal, and use of links from different sources. We will also create a new professional logo, color scheme, and navigation layout to the website to improve our awareness of our website

We expect that all of the above described aspects of our new website will be operational by February 28, 2002.

C. New Content. Between now and February 28, 2003 we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content, as follows:

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

We originally planned to have this additional content available on our website approximately nine months after we established our new website; however, our time estimate for completion of our new content is now February 28, 2003. We expect a cost of $1,500 pertaining to establishing this additional content.

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

We expect that we will accomplish these goals by February 28, 2003. We expect costs of $2,500 pertaining to the establishment of these revenue sources.

E. Advertising. We plan to obtain small advertisements in trade magazines. We estimate that these advertisements will cost between $75.00 and $500.00 depending upon the publication, number of advertisements and length of advertisements. We expect to advertise in local written publications in South Florida and large cities. These advertisements will cost between $150.00 and $1,500.00 per advertisement. We expect to spend approximately $10,000 for these type advertisements. We will place these advertisements only if we have sufficient revenues or financing from other sources.

Liquidity and Capital Resources. As of June 30, 2002, we had limited cash capital resources of only $78. Our business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $92,886 since our inception to June 30, 2002. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements to our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of the HeavenExpress.com name and reputation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER EVENTS

Subsequent Events.
Our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002. As a result of the split, we have 8,116,000 shares of common stock issued and outstanding. Prior to the split, we had 2,029,000 shares of Common Stock outstanding.

We increased our authorized capital shares in proportion to the forward stock split. Our authorized capital stock consists of 200,000,000 shares of common stock. Prior to the split, we were authorized to issue 50,000,000 shares of common stock. In connection, with the forward split, we amended our articles of incorporation.

In May 2002, our President was diagnosed with an illness that resulted in a surgical operation on the brain which was operated on in September. She is expected to make full recovery over the next few months. However, this caused a delay in executing the next step of our business plan until approximately February 28, 2003. Charles Scheuerman is currently the officer in charge and has authority to complete all corporate transactions.

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

HeavenExpress.com, Inc.
-------------------------
(Registrant)

Date: October 11, 2002

By: /s/ Charles Scheuerman
-------------------------
Charles Scheuerman, President