Form 10QSB/A
period 2002-06-30
HEAVENEXPRESS COM INC
filed 2002-10-15
CIK 1102217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____ to _____

Commission file number: 333-95549

HeavenExpress.com, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0974212
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2531 S.E. 14th Street, Pompano Beach, Florida 33062
(Address of principal executive office)

(954) 782-4547
(Issuer's telephone number including area code)

(All communications to)
Brenda Lee Hamilton, Esquire
Hamilton, Lehrer & Dargan, P.A.
2 East Camino Real, Suite 202
Boca Raton, Florida 33432
(561) 416-8956

As of October 11, 2002, we had 8,116,000 shares of our common stock issued and outstanding.

HeavenExpress.com, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 C O N T E N T S

   Balance Sheet ........................................................ F-1

   Statements of Loss and Accumulated Deficit
     During the Development Stage ....................................... F-2

   Statements of Cash Flows ............................................. F-3

   Notes to Financial Statements ..................................... F-4 - F-6

                            HEAVENEXPRESS.COM, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                At June 30, 2002

                                     ASSETS

CURRENT ASSETS
     Cash                                             $      78
                                                      ---------
           TOTAL ASSETS                               $      78
                                                      =========

                      LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
     Accounts payable                                 $     230
     Note payable - officer                              34,484
     Accrued expenses and other liabilities               3,300
                                                      ---------
           TOTAL LIABILITIES                             38,014
                                                      ---------

DEFICIENCY IN ASSETS
     Preferred stock ($.001 par value,
       10,000,000 shares authorized:
       none issued and outstanding)
     Common stock ($.001 par value,
       200,000,000 shares authorized:                      -
       8,116,000 issued and outstanding)                  8,116
     Additional paid-in-capital                          46,834
     Deficit accumulated during development stage       (92,886)
                                                      ---------
           TOTAL DEFICIENCY IN ASSETS                   (37,936)
                                                      ---------

           TOTAL LIABILITIES AND DEFICIENCY IN ASSETS $      78
                                                      =========

    The accompanying notes are an integral part of the financial statements.

                            HEAVENEXPRESS.COM, INC.
                         (A Development Stage Company)
                      Statements of Operations (Unaudited)
           For the three and six months ended June 30, 2002 and 2001

                                   Three months ended       Six months ended     Cumulative to
                                         June 30,                June 30,          date since
                                     2002        2001        2002       2001       inception
                                  ---------------------   ---------------------  ------------
OPERATING EXPENSES:
Professional and consulting fees   $  3,522   $   7,414   $   7,019   $   9,851   $    87,698
Interest expense                        750         438       1,502         875         4,272
General and administrative              195         960         240       1,919           916
                                  ---------   ---------   ---------   ---------   -----------
   TOTAL EXPENSES                     4,467       8,812       8,761      12,645        92,886
                                  ---------   ---------   ---------   ---------   -----------

   LOSS BEFORE TAXES                 (4,467)     (8,812)     (8,761)    (12,645)      (92,886)
   INCOME TAX (PROVISION) BENEFIT     -0-         -0-         -0-         -0-           -0-
                                  ---------   ---------   ---------   ---------   -----------
   NET INCOME (LOSS)              $  (4,467)  $  (8,812)  $  (8,761)  $ (12,645)  $   (92,886)
                                  =========   =========   =========   =========   ===========

Net loss per common share
Basic & fully diluted             $    **     $    **     $    **     $    **     $     (0.01)
                                  =========   =========   =========   =========   ===========
Weighted average common
   shares outstanding             8,116,000   8,116,000   8,116,000   8,116,000     8,058,000
                                  =========   =========   =========   =========   ===========
** Less than $.01

    The accompanying notes are an integral part of the financial statements.

                            HEAVENEXPRESS.COM, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
                For the six months ended June 30, 2002 and 2001

                                                                   Cumulative to
                                                                     date since
                                           2002          2001        inception
                                       -----------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $    (8,761)  $   (12,645)  $    (92,886)
Adjustments to reconcile net
  income (loss) to net
  cash provided by (used in)
  operating activities:

Common stock issued for services             -0-           -0-           53,600
Increase (decrease) in
  operating liabilities:
    Accounts payable                        (1,167)        5,024            230
    Accrued expenses                         2,552           125          6,822
                                       -----------   -----------   ------------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                  (7,376)       (7,496)       (32,234)
                                       -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of
  common stock                               -0-           -0-            1,350
Contributed capital                          -0-           8,756          2,776
Proceeds from note payable
  to officer                                 7,380         -0-           28,186
                                       -----------   -----------   ------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   7,380         8,756         32,312
                                       -----------   -----------   ------------
    NET INCREASE (DECREASE)
      IN CASH AND CASH
      EQUIVALENTS                                4         1,260             78
                                       -----------   -----------   ------------
CASH AND CASH EQUIVALENTS:
    Beginning of period                         74            40          -0-
                                       -----------   -----------   ------------
    End of period                      $        78   $     1,300   $         78
                                       ===========   ===========   ============
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services       $     -0-     $     -0-     $     53,600
                                       ===========   ===========   ============

    The accompanying notes are an integral part of the financial statements.

HEAVENEXPRESS.COM, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - HeavenExpress.Com, Inc. ("the Company"), a development stage company, is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

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

HeavenExpress.com, Inc.
(A Development Stage Company)

ITEM 2. Plan Of Operation

Forward-Looking Statements
This report on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services being purchased via the Internet; (b) competitive products and pricing; (c) limited or no amount of resources devoted to advertising; (d) limited amount of time our management devotes to our business; (e) the absence of management experience in the memorial business or in Internet marketing; (f) if we fail to obtain financing to conduct our plan of operations, we may be unable to continue in business; (g) because our President is recovering from a brain related operation, our Plan of Operations has experienced delays; and (h) absence of any contracts or arrangements with third party supplies or manufacturers. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to June 30, 2002

We were incorporated on December 9, 1999. Since our inception through June 30, 2002, we have no revenues and we have an accumulated deficit of $92,886.

Since our inception to June 30, 2002, we have accomplished the following:

  Developed our business plan;
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

Our Future Plan of Operations
Our plan of operations over the next twelve months will consist of the following:

A. Our management plans to redesign and reformat our website to accomplish the following goals:

  Create a user-friendly environment;
  Create an aesthetically pleasing website; and
  Create an organizational format to the website as reflected in B below that offers users a more organized product and service description.

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

B. New Website. Our website will contain an entirely new organizational format, as follows:

(General Category): Retail products with the following sub-categories:

  Burial vaults;
  Garments;
  Caskets;
  Monuments;
  Urns;
  Flowers;
  Sympathy gifts;
  Cards;
  Stone and bronze memorials; and
  Books.

(General Category): Funeral Services with the following sub-categories:

  Traditional funeral arrangements;
  Theme funeral arrangements (such as parades); and
  Denominational funeral arrangements

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

Our new website will also contain a "print function" that will print substantive information from linked retailer websites while omitting images and pictures and an e-mail function enabling users to automatically E-mail linked retailer websites to other E-mail addresses. We will also add an "advertiser" management system to simplify the addition, removal, and use of links from different sources. We will also create a new professional logo, color scheme, and navigation layout to the website to improve our awareness of our website.

We expect that all of the above described aspects of our new website will be operational by February 28, 2003.

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
  Laws and consumer rights pertaining to the funeral and memorial industry;
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

D. Additional Sources of Revenue. During the entire course of our Plan of Operations, our President plans to actively seek potential sources of revenues from various establishments. She plans to contact funeral homes and online obituaries to establish relationships that will generate potential sources of revenue, as follows:

  Referral fees by referring business to these entities from business leads obtained from contact with our website;
  Advertising fees from advertising these establishments on our website;
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

We originally expected that we would accomplish these goals by February 28, 2003; however, our President has been unsuccessful thus far in accomplishing any of the above-stated goals and because our President has been ill and is recovering from surgery, our Plan of Operations has been delayed. Accordingly, our President will continue these efforts throughout our next twelve months of operations. We expect costs of $2,500 pertaining to the establishment of these revenue sources.

E. Advertising. We plan to obtain small advertisements in trade magazines. We estimate that these advertisements will cost between $75.00 and $500.00 depending upon the publication, number of advertisements and length of advertisements. We expect to advertise in local written publications in South Florida and large cities. These advertisements will cost between $150.00 and $1,500.00 per advertisement. We expect to spend approximately $10,000 for these type advertisements. At present, we do not have sufficient cash or financing resources to accomplish this goal; accordingly, we will place these advertisements only if we have sufficient revenues or financing from other sources. Even if we do develop sufficient financial resources to conduct our advertising campaign, we do not expect to begin our advertising until our new website and website content is completed in February 2003. We will continually monitor the relative success or failure of these advertisements to determine whether our advertising campaign requires content adjustment or publication selection.

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

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $92,886 since our inception to June 30, 2002. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/Director or Director plans to loan us funds to conduct our operations; however, we have no agreement with our President/Director or Director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our President/Director or Director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director or Director. We have no compensation agreements to our President/Director or Director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

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

In May 2002, our President was diagnosed with a brain related illness that resulted in surgery during August 2002. She is expected to make full recovery over the next few months. However, her illness has caused delays in executing our Plan of Operations. Charles Scheuerman was our interim President from May 2002 until October 10, 2002. Our President resumed her duties as President on October 10, 2002.

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

HeavenExpress.com, Inc.
(Registrant)

Date: October 15, 2002

By: /s/ Saundra Sharpe
Saundra Sharpe, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Certifications

I, Saundra Sharpe, certify that:

  I have reviewed this quarterly report on Form 10-QSB of HeavenExpress.com, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of HeavenExpress.com, Inc. as of, and for, the periods presented in this quarterly report.

Date: October 15, 2002

/s/ Saundra Sharpe
Saundra Sharpe
President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer