Form 10QSB
period 2002-09-30
HEAVENEXPRESS COM INC
filed 2002-11-18
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ____ to _____

                        Commission file number: 333-95549

                             HeavenExpress.com, Inc.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                       65-0974212
          -------                                       ----------
   State or other jurisdiction of                         I.R.S.
    incorporation or organization                 Employer Identification No.


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

As of November 12, 2002, we had 8,116,000 shares of our common stock issued and outstanding.

HeavenExpress.com, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements





                                 C O N T E N T S


   Balance Sheet                                     F-1

   Statements of Loss and Accumulated Deficit
     During the Development Stage                    F-2

   Statements of Cash Flows                          F-3

   Notes to Financial Statements               F-4 - F-6





































                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              AT SEPTEMBER 30, 2002



                                     ASSETS
                                     ------


CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     18
                                                                    ---------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     18
                                                                    ---------


LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $    230
  Note payable - officer . . . . . . . . . . . . . . . . . . . . .    34,628
  Accrued expenses and other liabilities . . . . . . . . . . . . .     3,300
                                                                    ---------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    38,158
                                                                    ---------

DEFICIENCY IN ASSETS
------------------------------------------------------------------
  Preferred stock ($.001 par value, 10,000,000 shares authorized:
   none issued and outstanding)
  Common stock ($.001 par value, 200,000,000 shares authorized:. .         -
  8,116,000 issued and outstanding). . . . . . . . . . . . . . . .     8,116
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .    46,834
  Deficit accumulated during development stage . . . . . . . . . .   (93,090)
                                                                    ---------
    TOTAL DEFICIENCY IN ASSETS . . . . . . . . . . . . . . . . . .   (38,140)
                                                                    ---------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS . . . . . . . . . .  $     18
                                                                    ---------
















    The accompanying notes are an integral part of the financial statements.



                                      F-1








                                       HEAVENEXPRESS.COM, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                                                       Cumulative-to
                             Three months ended Sept. 30, Nine months ended Sept. 30,    date since
                                           2002         2001         2002         2001   inception
                                     ---------------------------------------------------------------
OPERATING EXPENSES:
-----------------------------------
  Professional and consulting fees.  $      544   $        -   $    7,563   $    9,558   $   88,242
  Interest expense. . . . . . . . .         350            -        1,102        1,145        3,872
  General and administrative. . . .          61           45          301          285          976
                                     -----------  -----------  -----------  -----------  -----------
  TOTAL EXPENSES. . . . . . . . . .         955           45        8,966       10,988       93,090
                                     -----------  -----------  -----------  -----------  -----------
  LOSS BEFORE TAXES . . . . . . . .        (955)         (45)      (8,966)     (10,988)     (93,090)
  INCOME TAX
  (PROVISION) BENEFIT . . . . . . .         -0-          -0-          -0-          -0-          -0-
                                     -----------  -----------  -----------  -----------  -----------
  NET INCOME (LOSS) . . . . . . . .  $     (955)  $      (45)  $   (8,966)  $  (10,988)  $  (93,090)
                                     ===========  ===========  ===========  ===========  ===========
  Net loss per common share
  Basic & fully diluted . . . . . .  $       **   $       **   $       **   $       **   $    (0.01)
                                     ===========  ===========  ===========  ===========  ===========
  Weighted average common
  shares outstanding. . . . . . . .   8,116,000    8,116,000    8,116,000    8,116,000    8,074,000
                                     ===========  ===========  ===========  ===========  ===========

** Less than $.01




















    The accompanying notes are an integral part of the financial statements.



                                       F-2




                                HEAVENEXPRESS.COM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                                         Cumulative to
                                                                          date since
                                                         2002       2001   inception
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . .  $(8,966)  $(10,988)  $  (93,090)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Common stock issued for services . . . . . . . .      -0-        -0-       53,600
    Increase (decrease) in operating liabilities:
      Accounts payable . . . . . . . . . . . . . . .   (1,167)       685          230
      Accrued expenses . . . . . . . . . . . . . . .    2,552      1,596        6,822
                                                      --------  ---------  -----------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . . .   (7,581)    (8,707)     (32,438)
                                                      --------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from sales of common stock. . . . . . . .      -0-        -0-        1,350
  Contributed capital. . . . . . . . . . . . . . . .      -0-      8,756        2,776
  Proceeds from note payable to officer. . . . . . .    7,525        -0-       28,330
                                                      --------  ---------  -----------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . .    7,525      8,756       32,456
                                                      --------  ---------  -----------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . . .      (56)        49           18
                                                      --------  ---------  -----------
CASH AND CASH EQUIVALENTS:
----------------------------------------------------
      Beginning of period. . . . . . . . . . . . . .       74         40          -0-
      End of period. . . . . . . . . . . . . . . . .  $    18   $     89   $       18
                                                      ========  =========  ===========

NON-CASH FINANCING ACTIVITIES:
----------------------------------------------------
  Common stock issued for services . . . . . . . . .  $   -0-   $    -0-   $   53,600
                                                      ========  =========  ===========












    The accompanying notes are an integral part of the financial statements.

                                       F-3





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

Unaudited Financial Statements - The unaudited financial statements as of and for the three and nine months ended September 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The note payable to officer at September 30, 2002, was $34,628 which includes accrued interest of approximately $4,900. This note is unsecured, due on demand, and provides for annual interest at 12%.

NOTE 3. INCOME TAXES

At September 30, 2002, the Company had a net operating loss carryforward of approximately $93,090. This loss may be carried forward to offset federal income taxes in various future years through year 2022. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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




NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $8,966 for the nine months ended September 30, 2002, and has an accumulated deficit of $93,090. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Our Operations from Our Inception to September 30, 2002

We were incorporated on December 9, 1999. Since our inception through September 30, 2002, we have no revenues and we have an accumulated deficit of $93,090.

Since our inception to September 30, 2002, we have accomplished the following:

- Developed our business plan;
- Raised Capital - We raised $1,350 for our operations through the sale of private placement securities;
- Appointment of Board Members - We appointed Charles Scheuerman as a second member of our Board of Directors;
- Obtained our website address - We obtained the address of www.heavenepxress.com
- Development of a website - We developed our website content;
- Graphics - We designed the graphics for our website; and
- Website Designers - We hired Sensory Design Group, Inc. who created our website;
- Our website became operational on May 21, 2000.

Our Future Plan of Operations
Our plan of operations over the next twelve months will consist of the following:

A. Our management plans to redesign and reformat our website to accomplish the following goals:

- Create a user-friendly environment;
- Create an aesthetically pleasing website; and
- Create an organizational format to the website as reflected in B below that offers users a more organized product and service description.

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

B. New Website. Our website will contain an entirely new organizational format, as follows:

(General Category): Retail products with the following sub-categories:

- Burial vaults;
- Garments;
- Caskets;
- Monuments;
- Urns;
- Flowers;
- Sympathy gifts;
- Cards;
- Stone and bronze memorials; and
- Books.

(General Category): Funeral Services with the following sub-categories:

- Traditional funeral arrangements;
- Theme funeral arrangements (such as parades); and
- Denominational funeral arrangements

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

C. New Content. Between now and February 28, 2003 we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content, as follows:

- Quality of various memorial and funeral products and services, such as the different types of wood, metal, bronze and copper caskets;
- Laws and consumer rights pertaining to the funeral and memorial industry;
- Customs and etiquette regarding funeral attendance and appropriate charitable contributions in memory of the deceased, sympathy card content, expressing personal thoughts, and considerations pertaining to various religions; and
- Legal ramifications and advantages and disadvantages of pre-paid funeral arrangements.

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

D. Additional Sources of Revenue. During the entire course of our Plan of Operations, our President plans to actively seek potential sources of revenues from various establishments. She plans to contact funeral homes and online obituaries to establish relationships that will generate potential sources of revenue, as follows:

- Referral fees by referring business to these entities from business leads obtained from contact with our website;
- Advertising fees from advertising these establishments on our website;
- Establishing relationships with vendors of memorial products that will sell their products through our website;
- Developing an apparatus by which we will receive transaction fees from e-commerce applications;
- Developing a plan to obtain advertising of other memorial based businesses on our website that will generate advertising fees;
- Establishing links with other third party vendors of memorial based products, wherein the third party vendors will provide us with a commission from third party e-commerce transactions; and
- Including testimonials from our customers on our website to demonstrate the quality of our service.

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

Liquidity and Capital Resources. As of September 30, 2002, we had limited cash capital resources of only $18. Our business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $93,090 since our inception to September 30, 2002. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/Director or Director plans to loan us funds to conduct our operations; however, we have no agreement with our President/Director or Director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our President/Director or Director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director or Director. We have no compensation agreements to our President/Director or Director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

ITEM  3.     Controls  and  Procedures
--------

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.





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

HeavenExpress.com, Inc.
-----------------------
(Registrant)

Date: November 12, 2002

By: /s/ Saundra Sharpe
----------------------
Saundra Sharpe, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer