Form 10KSB
period 2002-12-31
HEAVENEXPRESS COM INC
filed 2003-04-15
CIK 1102217

OMB APPROVAL
                              OMB Number: 3235-0420
                             Expires: March 31,2005
                            Estimated average burden
                           hours per response: 294.00
                           --------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2002
                        Commission file number: 333-95549

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

                             (All communications to)
                         GreenTree Financial Group, Inc.
                           C/O Robert C. Cottone, CPA
                            555 South Powerline Road
                          Pompano Beach, Florida 33069
                                  (954)975-9601

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X]Yes [ ] No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $0. We had no revenues during our fiscal year ended December 31, 2002. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) NOT APPLICABLE

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Not Applicable

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, we had 8,116,000 shares of our common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                                     PART I


CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

     The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise. For instance, if a user wishes to click on "Caskets" under the general category "Retail Products," they will then view a page that contains a listing of all caskets that we offer through various casket manufacturers and retailers. In addition, within each sub-category listed above, the user will be able to obtain particular information pertaining to each sub-category.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS.

Our business does not rely upon raw materials. Our third party vendors will obtain any such materials.

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

EMPLOYEES.

We currently have no full-time employees. Charles Scheuerman, a director, is our only employee. From our inception, Mr. Scheuerman spent approximately between 5 and 10 hours per week on his duty as executive officer. Mr. Scheuerman will continue to spend approximately between 5 and 10 hours per week. We have no collective bargaining agreements or employment agreements in existence. Charles Scheuerman participates in the running of HeavenExpress.com on a part-time basis, as needed, without cash compensation. Over the next twelve months, we do not plan to add any additional employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently operate out of 200 square feet of space located at 2531 S.E. 14th Street, Pompano Beach, Florida 33062, which is the personal residence of Mr. Charles Scheuerman, our vice president. Our telephone number is (954) 782-4547.

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

There are 8,116,000 shares of our common stock outstanding, all of which are restricted securities. Of these outstanding shares, there are 7,800,000 shares held by affiliates. The remaining 316,000 shares of common stock are held by non-affiliates. The restricted securities as defined under Rule 144 of the Securities Act of 1933 may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Rule 144 generally provides that an affiliate, including directors, officers and control shareholders, who has satisfied a one-year holding period for the restricted securities may sell, within any three-month period subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. Sales under Rule 144 must also be made without violating the manner-of-sale provisions, notice requirements, and the availability of public information about us. A sale of shares by such security holders, whether under Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.

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

As of the date of the year-end December 31, 2002, we had 35 holders of record of our common stock. We currently have one class of common stock outstanding and no preferred shares outstanding.

DIVIDENDS.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant. Item 6. Plan of Operation.
                                        5

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

OUR OPERATIONS FROM OUR INCEPTION TO DECEMBER 31, 2002

We were incorporated on December 9, 1999. Since our inception through December 31, 2002, we have no revenues and we have an accumulated deficit of $100,491.

Since our inception to December 31, 2002, we have accomplished the following:
o Developed our business plan.
o Raised Capital - We raised $1,350.00 for our operations through the sale of private placement securities;
o Appointment of Board Members -We appointed Charles Scheurerman as a second member of our Board of Directors;
o Obtained our website address- We obtained the address of www.HeavenEpxress.com.
o Development of a website. We developed our website content;
o Graphics. We designed the graphics for our website; and
o Website Designers. We hired Sensory Design Group, Inc. who created our website.

Our website became operational on May 21, 2000.

In September 2001, our management decided that our website should be redesigned and reformatted to accomplish the following goals: o Create a user-friendly environment; o Create an aesthetically pleasing website; and o Create an organizational format to the website that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. We expect that our new website will be operational by September, 2003; however, there are no assurances that we will be successful in meeting this goal.

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

Within each sub-category above, the user will be able to link to various sites that retail that type merchandise. For instance, if a user wishes to click on "Caskets" under the general category "Retail Products," they will then view a page that contains a listing of all caskets that we offer through various casket manufacturers and retailers. In addition, within each sub-category listed above, the user will be able to obtain particular information pertaining to each sub-category.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 were $16,367 compared to $11,033 for the same period in 2001. The increase is due to an increase in professional fees from $9,558 in 2001 to $13,444 in 2002 for compliance with quarterly government filings and 8-K filed during the year.

INCOME TAXES. No tax provision has been recorded to date, due to the cumulative losses generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had a cash balance of $23, a negative working capital of $45,541, and a negative stockholder's equity of $45,541.

Our existing cash is insufficient to fund our operations, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/Director or Director plans to loan us funds to conduct our operations; however, we have no agreement with our President/Director or Director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our President/Director or Director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director or Director. We have no compensation agreements to our President/Director or Director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

ITEM 7. FINANCIAL STATEMENTS.
HEAVENEXPRESS.COM, INC.


                                TABLE OF CONTENTS
                                -----------------


                                                                 PAGE(S)
                                                                 -------

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  1-2

FINANCIAL STATEMENTS:

     Balance Sheet                                                     3

     Statements of Operations                                          4

     Statement of Stockholders' Deficit                                5

     Statements of Cash Flows                                          6

     Notes to Financial Statements                                  7-10








                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders:
HeavenExpress.com, Inc.
2531 S.E. 14th Street
Pompano Beach, Florida 33062
We have audited the accompanying balance sheet of HeavenExpress.com, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of HeavenExpress.com, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bongiovanni & Associates
----------------------------
Bongiovanni & Associates
Pompano Beach, Florida
March 28, 2003


                                       -1-

                      [LETTERHEAD OF DOHAN AND CO., CPA'S]

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



/s/ Dohan and Company, CPA's
----------------------------
Dohan and Company, CPA's
March 13, 2002
Miami, Florida



                                       -2-


                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AT DECEMBER 31, 2002



                                     ASSETS
                                     ------


CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      23
                                                                    ----------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $      23
                                                                    ==========


LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------
  Accounts payable and accrued expenses. . . . . . . . . . . . . .  $   9,411
  Loan payable - officer . . . . . . . . . . . . . . . . . . . . .     36,153
                                                                    ----------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     45,564
                                                                    ----------

DEFICIENCY IN ASSETS
------------------------------------------------------------------
  Preferred stock ($.001 par value, 10,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .          -
  Common stock ($.001 par value, 200,000,000 shares authorized:
  8,116,000 issued and outstanding). . . . . . . . . . . . . . . .      8,116
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .     46,834
  Deficit accumulated during development stage . . . . . . . . . .   (100,491)
                                                                    ----------
    TOTAL DEFICIENCY IN ASSETS . . . . . . . . . . . . . . . . . .    (45,541)
                                                                    ----------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS . . . . . . . . . .  $      23
                                                                    ==========














   The accompanying notes are an integral part of these financial statements



                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              Cumulative-to
                                                                date since
                                          2002         2001     inception *
OPERATING EXPENSES:                 ---------------------------------------
----------------------------------
  Professional fees. . . . . . . .  $   13,444   $    9,558   $     94,145
  Interest expense . . . . . . . .       1,922        1,145          4,692
  General and administrative . . .       1,001          330          1,654
                                   ------------  -----------  -------------
  TOTAL EXPENSES . . . . . . . . .      16,367       11,033        100,491
                                   ------------  -----------  -------------
  LOSS BEFORE TAXES. . . . . . . .     (16,367)     (11,033)      (100,491)
  INCOME TAX PROVISION . . . . . .         -0-          -0-            -0-
                                   ------------  -----------  -------------
  NET LOSS . . . . . . . . . . . .  $  (16,367)  $  (11,033)  $   (100,491)
                                   ============  ===========  =============
  Net loss per common share
  Basic & fully diluted. . . . . .  $       **   $       **   $      (0.01)
                                   ============  ===========  =============
  Weighted average common
  shares outstanding . . . . . . .   8,116,000    8,116,000      7,616,667
                                   ============  ===========  =============
* Not covered by auditors' report.
** Less than $.01









  The accompanying notes are an integral part of these financial statements




                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          Deficit
                                                                          Accumulated
                             Common   Common    Preferred   Additional    During
                             Shares   Stock     Stock       Paid-in       Development
                             ('000)   $.001 Par $.001 Par   Capital       Stage
                            --------------------------------------------------------------
Balances, January 1, 2001 .  8,116,000  $8,116  $ -         $46,834       $ (73,091)

Net loss for the year . . .          -       -    -              -          (11,033)

Balances, December 31, 2001  8,116,000  $8,116  $ -         $46,834       $ (84,124)

Net loss for the year . . .          -       -    -              -          (16,367)

Balances, December 31, 2002  8,116,000  $8,116  $ -         $46,834       $(100,491)







       The accompanying notes are an integral part of these financial statements




                                HEAVENEXPRESS.COM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                         Cumulative to
                                                                            date since
                                                       2002       2001     inception *
                                                --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . .  $(16,367)  $(11,033)  $   (100,491)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
      Common stock exchanged for services . . . .         -          -         53,600
      Accrued interest on loan payable - officer.     1,922      1,145          3,067
    Increase in operating liabilities:
      Accounts payable and accrued expenses . . .     3,744        922          8,265
                                                 -------------------------------------
      NET CASH (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . .   (10,701)    (8,966)       (35,559)
                                                 -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------
  Sale of common stock. . . . . . . . . . . . . .         -          -          1,350
  Proceeds from loan payable - officer. . . . . .    10,650      9,000         34,232
                                                 -------------------------------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES. . . . . . . . . . . .    10,650      9,000         35,582
                                                 -------------------------------------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . .       (51)        34             23
                                                 -------------------------------------
CASH AND CASH EQUIVALENTS:
-------------------------------------------------
      Beginning of period . . . . . . . . . . . .        74         40              -
      End of period . . . . . . . . . . . . . . .  $     23   $     74   $         23
                                                   -----------------------------------

NON-CASH FINANCING ACTIVITIES:
-------------------------------------------------
  Common stock issued for services. . . . . . . .  $      -   $      -   $     53,600
                                                 -------------------------------------




* Not covered by auditors' report.




    The accompanying notes are an integral part of these financial  statements



                             HEAVENEXPRESS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Background  - HeavenExpress.com, Inc. (the Company) was organized under the laws
----------
of  the  State  of  Florida  in  December  1999.

The Company is a developing stage entity and is primarily engaged in providing memorial products and services through the Internet.

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of the HeavenExpress.com, Inc. prepared under the accrual basis of accounting.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net  Loss  per  Common  Share  -  The  Company  adopted  Statement  of Financial
-----------------------------
Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2002 and 2001. The loss per common share has been calculated by dividing the net loss for each period presented by the weighted average number of common shares for the respective period.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

                                       -7-


                             HEAVENEXPRESS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Income  Taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent  Accounting  Pronouncements  -  In  July  2001,  the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement does not have material effect on its financial condition and cash flows.



                                       -8-
                             HEAVENEXPRESS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Fair  Value  of  Financial  Instruments  -  The  carrying  amounts  of financial
---------------------------------------
instruments including cash, accounts payable and accrued expenses and loan to officer approximated fair value because of the immediate short-term maturity of these instruments.

Advertising - Advertising costs will be expensed as incurred.
-----------

Development  Stage  Company  -  The  Company  has  been  devoting its efforts to
---------------------------
activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE  B  -  GOING  CONCERN
--------------------------

As shown in the accompanying financial statements, the Company has incurred significant losses from operations and other circumstances that has placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing its business plan and obtaining new capital. Management has enacted a plan of seeking out strategic relationships and capital raising entities that may add value to the Company and its shareholders.

NOTE  C  -  LOAN  PAYABLE  -  OFFICER
-------------------------------------

The loan payable to officer at December 31, 2002 consists of advances made to the Company by the Company's President and Chief Executive Officer for general operating expenses. The balance bears an interest rate of 6% per annum and is due on demand. Unpaid accrued interest of $4,692 is included in the $36,153 amount due to the officer at December 31, 2002.

NOTE  D  -  STOCKHOLDERS'  DEFICIT
----------------------------------

During 2002, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Florida to increase the number of authorized common shares to 200,000,000 from 50,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approved this transaction.

During 2002, the Company enacted a 4 for 1 forward stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

                                       -9-



                             HEAVENEXPRESS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental disclosures of cash flow information for the years ended December 31, 2002 and 2001 is summarized as follows:

Cash paid during the years for interest and income taxes:
          2002     2001
          ----     ----
          Income Taxes                     $   --     $  --
          Interest                         $   --     $  --

NOTE  F - INCOME TAXES
----------------------

The Company has approximately $100,000 of federal and state net operating losses available that expire in various years through the year 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carry forward calculated using federal and state effective tax rates equating to approximately $15,000 less a valuation allowance in the amount of approximately $15,000. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,000 and $2,000 for the years ended December 31, 2002 and 2001, respectively.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

NOTE  G  -  SEGMENT  REPORTING
------------------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2002.

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
                          Board of Directors

--------------------------------------------------------------------------------
Charles Scheuerman 74     Vide President, Director
--------------------------------------------------------------------------------





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

Charles Scheuerman - has been our director since May 17, 2000. Since the early 1980s, Mr. Scheuerman has served as the Chief Operating Officer of Network Promotion Seminar, Inc., and a television-advertising agency. During 1999, Mr. Scheuerman served as the Chairman of the Board for Heaven's Door Corporation, until that corporation was acquired. Mr. Scheuerman graduated from Auburn University in 1952 with a Bachelor of Science Degree. He provides valuable knowledge and experience to HeavenExpress.com, since he was previously the owner of seven cemeteries, including one of the largest cemetery facilities in Central Alabama.

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

Summary Compensation Chart

Annual Compensation Long-Term Compensation

Name & Position Year Salary($)Bonus($) Other($) RestrStock Options($)L/TIPOther
                                                Awards
-------------------------------------------------------------------------------
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


SECURITY OWNERSHIP OF BENEFICIAL OWNERS:




Title of Class          Name & Address                 Amount   Nature   Percent
----------------------- -------------------------------------------- -----------
                        Saundra Sharpe
Common                  6901 NW 32nd Avenue         3,800,000   Direct      47%
                        Fort Lauderdale, Florida 33309
----------------------- --------------------------------------------------------
                        Charles Scheuerman
Common                  800 W. Oakland Park Blvd.,
                        #211                        4,000,000   Direct      49%
                        Fort Lauderdale, Florida 33311
----------------------- --------------------------------------------------------







SECURITY OWNERSHIP OF MANAGEMENT:



----------------------- -------------------------- -------------- --------------
Title of Class          Name & Address                 Amount   Nature   Percent
------------------------------ ------------------- -------------- --------------
                        Saundra Sharpe
Common                  6901 NW 32nd Avenue         3,800,000   Direct     47%
                        Fort Lauderdale, Florida 33309
----------------------- -------------------------------------------- -----------
                        Charles Scheuerman
Common                  800 W. Oakland Park Blvd.,
                        #211
                                                    4,000,000   Direct     49%
                        Fort Lauderdale, Florida 33311
----------------------- -------------------------------------------- -----------






COMMON OFFICERS & DIRECTORS AS A GROUP (2) 7,800,000 DIRECT 96%
---------------------------------------------------------------

According to our stock records, there were 8,116,000 shares of our common stock, $0.001 par value outstanding, as of December 31, 2002.

CHANGE OF CONTROL.

We are not aware of any arrangements, which would result in a change of our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13. EXHIBITS; AND DOCUMENTS INCORPORATED BY REFERENCE

EXHIBITS

3     Articles of incorporation, as amended and bylaws are herein incorporated by reference into Form SB-2 filed with the Securities and Exchange
Commission

23   Consent of auditors**

99.1 Certificate of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.2 Certificate of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

  __________
  **  Filed herewith.


We hereby incorporate the following documents by reference in this annual report: a) Our Report on Form 8K filed with the commission on February 22, 2002 reporting a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002, b) The Registrant's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002 which were filed with the Securities and Exchange Commission on, July 3, 2002, October 11, 2002, and November 12, 2002 respectively.

ITEM 14.  CONTROLS AND PROCEDURES.

The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule
13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this Annual Report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company's new management were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect the controls put in place by management and therefore, no corrective action was taken.

ITEM  15.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Bongiovanni & Associates, PA. CPA's a total of $5,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002.

We agreed to pay Dohan & Company a total of $15,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2001.

Audit Related Fees: None

Tax Fees: None

All Other Fees: We agreed to pay Bongiovanni & Associates, PA. CPA's a total of $2,500 for professional services rendered in connection with performance of preparation of Form 10-KSB for the year ending December 31, 2002.






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





                               DATE APRIL 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Charles Scheuerman, VP/Director
   --------------------------------
       (Signature and Title)*





                               DATE APRIL 11, 2003

* Print the name and title of each signing officer under his signature.

                                  CERTIFICATION

I,  Saundra  Sharpe,  certify  that:

1.     I  have  reviewed this Annual Report on Form 10-KSB of HeavenExpress.com,
Inc

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

     c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  11,  2003
                              HEAVENEXPRESS.COM,  INC.


By: /s/  Saundra  Sharpe.
 ---------------------
Saundra  Sharpe,  President  and  C.F.O.






                                  CERTIFICATION

I,  Charles  Scheuerman,  certify  that:

1.     I  have  reviewed this Annual Report on Form 10-KSB of HeavenExpress.com,
Inc

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

     c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  11,  2003

       HEAVENEXPRESS.COM,  INC.

By:     /s/  Charles  Scheuerman
        ------------------------
   Charles Scheuerman, VP, Chief Executive Officer