Form 10QSB
period 2003-03-31
HEAVENEXPRESS COM INC
filed 2003-05-20
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Quarterly Period Ended March 31, 2003

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

                             (All communications to)
                                R. Chris Cottone
                         Greentree Financial Group, Inc.
                              555 S. Powerline Road
                          Pompano Beach, Florida 33069
                                 (954) 975-9601

As of May 15, 2003, we had 8,116,000 shares of our common stock issued and outstanding.

HeavenExpress.com, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements





                                 C O N T E N T S


   Balance Sheet                                     F-1

   Statements of Loss and Accumulated Deficit
     During the Development Stage                    F-2

   Statements of Cash Flows                          F-3

   Notes to Financial Statements               F-4 - F-6












































                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                AT MARCH 31, 2003



                                     ASSETS
                                     ------

CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     172
                                                                    ----------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     172
                                                                    ----------

LIABILITIES AND DEFICIENCY IN ASSETS
------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------
  Accounts payable and accrued expenses. . . . . . . . . . . . . .  $   9,411
  Note payable - officer . . . . . . . . . . . . . . . . . . . . .     37,103
                                                                    ----------
    TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .     46,514
                                                                    ----------

DEFICIENCY IN ASSETS
------------------------------------------------------------------
  Preferred stock ($.001 par value, 10,000,000 shares authorized:
   none issued and outstanding)
  Common stock ($.001 par value, 200,000,000 shares authorized:. .          -
  8,116,000 issued and outstanding). . . . . . . . . . . . . . . .      8,116
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .     46,834
  Deficit accumulated during development stage . . . . . . . . . .   (101,292)
    TOTAL DEFICIENCY IN ASSETS . . . . . . . . . . . . . . . . . .    (46,342)
                                                                    ----------
    TOTAL LIABILITIES AND DEFICIENCY IN ASSETS . . . . . . . . . .  $     172
                                                                    ==========



















               See accompanying notes to the financial statements
                                       F-1





                             HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                             Cumulative-to
                                Three months ended March 31,   date since
                                           2003         2002   inception
OPERATING EXPENSES:                  -------------------------------------
-----------------------------------
  Professional and consulting fees.  $      375   $    3,497   $   88,617
  Interest expense. . . . . . . . .         350          752        4,222
  General and administrative. . . .          75           45        1,051
                                     -----------  -----------  -----------
  TOTAL EXPENSES. . . . . . . . . .         800        4,294       93,890
                                     -----------  -----------  -----------
  LOSS BEFORE TAXES . . . . . . . .        (800)      (4,294)     (93,890)
                                     -----------  -----------  -----------
  INCOME TAX (PROVISION) BENEFIT. .         -0-          -0-          -0-
  NET INCOME (LOSS) . . . . . . . .  $     (800)  $   (4,294)  $  (93,890)
                                     ===========  ===========  ===========

  Net loss per common share
  Basic & fully diluted . . . . . .  $       **   $       **   $    (0.01)
                                     ===========  ===========  ===========
  Weighted average common
  shares outstanding. . . . . . . .   8,116,000    8,116,000    8,089,000
                                     ===========  ===========  ===========

** Less than $.01










               See accompanying notes to the financial statements

                                       F-2




                              HEAVENEXPRESS.COM, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                                     Cumulative to
                                                                        date since
                                                       2003      2002   inception
CASH FLOWS FROM OPERATING ACTIVITIES:                 -----------------------------
----------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . .  $(800)  $(4,294)  $ (101,292)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Common stock issued for services . . . . . . . .    -0-       -0-       53,600
    Increase (decrease) in operating liabilities:
      Accounts payable . . . . . . . . . . . . . . .    -0-    (1,167)         230
      Accrued expenses . . . . . . . . . . . . . . .    -0-     2,552        9,181
                                                    --------- ---------  ----------
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . . .   (800)   (2,909)     (38,281)
                                                    --------- ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from sales of common stock. . . . . . . .    -0-       -0-        1,350
  Proceeds from note payable to officer. . . . . . .    949     2,980       37,103
                                                    --------- ---------  ----------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . .    949     2,980       38,453
                                                    --------- ---------  ----------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . . .    149        71          172
                                                    --------- ---------  ----------
CASH AND CASH EQUIVALENTS:
----------------------------------------------------
      Beginning of period. . . . . . . . . . . . . .     23        74          -0-
      End of period. . . . . . . . . . . . . . . . .  $ 172   $   145   $      172
                                                      ------  --------  -----------

NON-CASH FINANCING ACTIVITIES:
----------------------------------------------------
  Common stock issued for services . . . . . . . . .  $ -0-   $   -0-   $   53,600
                                                    --------- ---------  ----------











               See accompanying notes to the financial statements

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

Unaudited Financial Statements - The unaudited financial statements as of and for the three months ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The note payable to officer at March 31, 2003, was $37,103 which includes accrued interest of approximately $5,100. This note is unsecured, due on demand, and provides for annual interest at 12%.

NOTE 3. INCOME TAXES

At March 31, 2003, the Company had a net operating loss carryforward of approximately $39,490. This loss may be carried forward to offset federal income taxes in various future years through year 2022. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

                                       F-4


NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $800 for the three months ended March 31, 2003, and has an accumulated deficit of $101,292. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Our Operations from Our Inception to March 31, 2003

We were incorporated on December 9, 1999. Since our inception through March 31, 2003, we have no revenues and we have an accumulated deficit of $101,292.

Since our inception to March 31, 2003, we have accomplished the following:

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

Liquidity and Capital Resources. As of March 31, 2003, we had limited cash capital resources of only $172. Our business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $101,292 since our inception to March 31, 2003. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/Director or Director plans to loan us funds to conduct our operations; however, we have no agreement with our President/Director or Director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our President/Director or Director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director or Director. We have no compensation agreements to our President/Director or Director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

ITEM  3.     Controls  and  Procedures
--------

(a) On March 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

HeavenExpress.com, Inc.
-----------------------
(Registrant)

Date: May 15, 2003

By: /s/ Charles Scheuerman
--------------------------
Charles Scheuerman, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

EXHIBIT 99

Certifications

I, Charles Scheuerman, President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer
 certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HeavenExpress, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



/s/Charles Scheuerman
---------------------
Charles Scheuerman
President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer