Form 10QSB
period 2003-06-30
HEAVENEXPRESS COM INC
filed 2003-08-19
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Quarterly Period Ended June 30, 2003

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

                             (All communications to)
                               Harold Martin, Esq.
                            Brown & Associates, PLLC
                       7400 Carmel Executive Park, Ste 120
                         Charlotte, North Carolina 28226
                                 (704) 542-2525

As of August 5, 2003, we had 8,270,000 shares of our common stock issued and outstanding.

                              INDEX TO FORM 10-QSB
                              --------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet -June 30, 2003                              2

         Statements of Operations - Three and Six
         Months Ended June 30, 2003 and 2002                       3

         Statements of Cash Flows - Six Months Ended
         June 30, 2003 and 2002                                    4

         Notes to Financial Statements                           5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                     7-8

Item 3.  Quantitative and Qualitative Disclosures
         on Market Risk                                            8

Item 4.  Controls and Procedures                                   8

PART II
-------

Item 1.  Legal Proceedings                                         9

Item 2.  Changes in Securities                                     9

Item 3.  Defaults Upon Senior Securities                           9

Item 4.  Submission of Matters to a Vote of Security Holders       9

Item 5.  Other Information                                         9

Item 6.  Exhibits                                                  9






                            HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                AT JUNE 30, 2003
==============================================================================



                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash                                                           $    142
                                                                  --------
         TOTAL ASSETS                                             $    142
                                                                  ========

                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

LIABILITIES
-----------
   Accounts payable and accrued expenses                          $    211

DEFICIENCY IN ASSETS
--------------------
   Preferred stock ($.001 par value, 10,000,000 shares authorized:
     none issued and outstanding)                                        -
   Common stock ($.001 par value, 200,000,000 shares authorized:
     8,270,000 issued and outstanding)                               8,270
   Additional paid-in-capital                                       96,188
   Deficit accumulated during development stage                   (104,527)
                                                                  --------
         TOTAL DEFICIENCY IN ASSETS                                    (69)
                                                                  --------
         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS               $    142
                                                                  ========




















               See accompanying notes to the financial statements







                            HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                                  Cumulative-to
                                Three months      Six months         date since
                                ended June 30     ended June 30       inception
                                2003     2002     2003     2002
                                ------   ------   ------   ------     ---------

OPERATING EXPENSES:
-------------------
  Professional and
   consulting fees. . . . . . . $3,205   $3,552   $3,580   $3,497     $ 99,224
  Interest expense. . . . . . .      -      750      350      752        4,222
  General and administrative. . .   30      195      105       45        1,081
                                ------   ------   ------   ------     ---------
   TOTAL EXPENSES. . . . . . . . 3,235    4,497    4,035    4,294      104,527
                                ------   ------   ------   ------     ---------

    LOSS BEFORE TAXES . . . . . (3,235)  (4,497)  (4,035)  (4,294)    (104,527)
    INCOME TAX (PROVISION)
     BENEFIT. . . . . . . . . .    -0-      -0-      -0-      -0-          -0-
                                ------   ------   ------   ------     ---------
    NET INCOME (LOSS) . . . . .$(3,235) $(4,497) $(4,035) $(4,294)   $(104,527)
                                ======   ======   ======   ======     =========

  Net loss per common share
  Basic & fully diluted . . . . $   **   $   **   $   **   $   **     $  (0.01)
                                ======   ======   ======   ======     =========
  Weighted average common
    shares outstanding. . . .8,210,000 8,116,000 8,185,000 8,116,000  8,089,000

** Less than $.01









               See accompanying notes to the financial statements







                            HEAVENEXPRESS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================


                                                                  Cumulative to
                                                                     date since
                                           2003          2002         inception
                                         --------      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                     $ (4,035)     $ (8,761)      $(104,527)
   Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
       Common stock issued
         for services                       3,080           -0-          56,680
       Increase (decrease) in
         operating liabilities:
            Accounts payable               (9,200)       (1,167)            211
            Accrued expenses                  -0-         2,552             -0-
                                         --------      --------       ---------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES        (10,155)       (7,376)        (47,636)
                                         --------      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock        -0-           -0-           1,350
   Contribution of officers                 9,200           -0-           9,200
   Proceeds from note payable to officer    1,074         7,380          37,228
                                         --------      --------       ---------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES         10,274         7,380          47,778
                                         --------      --------       ---------
            NET INCREASE (DECREASE) IN
              CASH AND CASH EQUIVALENTS       119             4             142
                                         --------      --------       ---------

CASH AND CASH EQUIVALENTS:
--------------------------
            Beginning of period                23            74             -0-
                                         --------      --------       ---------
            End of period                $    142      $     78       $     142
                                         ========      ========       =========

SUPPLEMENTAL DISCLOSURES OF
---------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------
   Common stock issued for services      $  3,080      $    -0-       $  53,600
                                         ========      ========       =========










               See accompanying notes to the financial statements








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

Unaudited Financial Statements - The unaudited financial statements as of and for the three and six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the dated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The note payable to officer was a loan from Mr. Charles Scheuerman in the amount of $37,255 which includes accrued interest of approximately $5,100. The note was exchanged by Mr. Scheuerman during the second quarter pursuant to an agreement with Saundra Sharpe, the former President whereby Ms. Sharpe transferred her 3,800,000 common shares of our Company to Mr. Scheuerman. Also pursuant to the transaction, Mr. Scheuerman paid the Company's current accounts payable of $9,200. Ms. Sharpe resigned her officer and directorship positions. The facts of this transaction were disclosed in a Form 8-K filed with the Securities and Exchange Commission on or about August 14, 2003.

NOTE 3. INCOME TAXES

At June 30, 2003, the Company had a net operating loss carryforward of approximately $47,847. This loss may be carried forward to offset federal income taxes in various future years through year 2022. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $4,035 for the six months ended June 30, 2003, and has an accumulated deficit of $104,527. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has its executive offices in the residence of its Chairman. The Company occupies approximately 150 square feet, free of charge.

NOTE 6. COMMON STOCK ISSUANCES

During the quarter, the Company issued 154,000 shares of common stock for consulting services. The shares were valued at $.02 per share, or $3,080. These expenses are included in the accompanying financial statements.

HeavenExpress.com, Inc.
(A Development Stage Company)

ITEM  2. Plan Of Operation

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services being purchased via the Internet; (b) competitive products and pricing; (c) limited or no amount of resources devoted to advertising; (d) limited amount of time our management devotes to our business; (e) the absence of management experience in the memorial business or in Internet marketing; (f) if we fail to obtain financing to conduct our plan of operations, we may be unable to continue in business; (g) because our former President, Ms. Sharpe, is recovering from a brain related operation, our Plan of Operations has experienced substantial delays; (h) absence of any contracts or arrangements with third party supplies or manufacturers; and (i) the plan of exchange with Guangdong Golden Sand & Green Land Ecology and Environment Protection Development Co., Ltd. is likely to cause significant revision in our business plan during the third quarter. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Operations from Our Inception to June 30, 2003

We were incorporated on December 9, 1999. Since our inception through June 30, 2003, we have no revenues and we have an accumulated deficit of $104,527. Our business plan currently consists of an online memoriam which offers products and services to those who are seeking to plan funeral services. Our site offers catalogs for caskets, monuments, markers, urns, flowers and burial sites. We also offer a service of a jazz band to play at memorial services.

Since our inception to June 30, 2003, we have accomplished the following:

-    Developed our business plan;
- Raised Capital - We raised $1,350 for our operations through the sale of private placement securities;
- Appointment of Board Members - We appointed Charles Scheuerman as a second member of our Board of Directors;
- Obtained our website address - We obtained the address of www.heavenexpress.com
-    Development of a website - We developed our website content;
-    Graphics - We designed the graphics for our website; and
- Website Designers - We hired Sensory Design Group, Inc. who created our website;
-    Our website became operational on May 21, 2000.


Our Future Plan of Operations. Our plan of operations regarding our online funeral business is uncertain. As discussed in Item 5, we have enacted a plan of exchange with Guangdong Golden Sand & Green Land Ecology and Environment Protection Development, Ltd., a company formed according to the laws of the People's Republic of China. As indicated in our filings with the Securities and Exchange Commission, our name will soon be changed to Golden Sand Eco-Protection, Inc. This plan of exchange will also result in a change of control in our company. During this reorganization, we will be re-evaluating our business and will likely have significant impact for our future business plans. The following information regarding our funeral business should be read in light of these circumstances.

Net loss for the period. Our net loss for the three months ended June 30, 2003 was $3,235. Our net loss for the six months ended June 30, 2003 was $4,035.Our net loss for both periods consisted primarily of $3,080 in expenses related to common stock issued for services. There were 154,000 common shares issued for consulting services during the period that were valued at the then current bid price, or $.02 per share.

Liquidity and Capital Resources. As of June 30, 2003, we had limited cash capital resources of only $142. Our current business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $104,527 since our inception to June 30, 2003. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our Officers or Directors may loan us funds to conduct our operations; however, we have no agreement with our Officers/Directors to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our Officers/Directors will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our Officers/Directors. We have no compensation agreements to our Officers/Directors in connection with any loans that either may provide to us. If our Officers/Directors is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

ITEM  3. Quantitative and Qualitative Disclosures About Market Risk
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4. Controls and Procedures
--------

(a) On June 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.




PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

None

ITEM  2. CHANGES IN SECURITIES

The Company issued 154,000 shares of common stock for consulting services during the period. The shares were valued at $.02 per share, or $3,080, which was the market price at the time of issuance.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5. OTHER EVENTS

On June 26, 2003, our Company entered into a Plan of Exchange, (the "Plan of Exchange") with Guangdong Golden Sand & Green Land Ecology And Environment Protection Development Co., Ltd., a corporation organized under the laws of the People's Republic of China ("Golden Sand"), this was also amended by a First Amended Plan of Exchange, dated July 31, 2003 (the "First Amended Plan of Exchange"), pursuant to which the Company will acquire Golden Sand in an exchange transaction, Golden Sand will become a subsidiary of the Registrant, and the shareholders of Golden Sand will acquire control of the Registrant. Also pursuant to the transaction, Mr. Scheuerman resigned as President and the Company elected two new officers from the Golden Sand management team - Mr. Shu Yang, President and Mr. Kwan Kim Lun, Chief Executive Officer. Additional information is available in our Form 8-K and other filings with the Securities and Exchange Commission.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS

3.1 Articles of Incorporation*
3.2 Amendment to Articles of Incorporation**
3.2 Bylaws*
4.0 Share Certificate*

* Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000.

** Filed by the Company as exhibits to its Report on 8-K filed on February 22, 2002.

Reports on Form 8-K.

A Form 8-K was filed on or about June 26, 2003 to disclose the Plan of Exchange with Guangdong Golden Sand & Green Land Ecology And Environment Protection Development Co., Ltd. An additional Form 8-K will be filed after the closing of this transaction.

A Form 8-K was filed on or about August 14, 2003 to discuss the prior transaction between Mr. Charles Scheuerman and Ms. Saundra Sharpe, both officers of Company, whereby Mr. Scheuerman acquired Ms. Sharpe's common shares in our Company and Ms. Sharpe resigned her officer and directorship positions.

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


                           --SIGNATURE PAGE FOLLOWS--



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HeavenExpress.com, Inc.
-----------------------
(Registrant)
Date: August 14, 2003



By: /s/ Mr. Kwan Kim Lun
------------------------
Mr. Kwan Kim Lun, Chief Executive Officer



By: /s/ Charles Scheuerman
--------------------------
Charles Scheuerman, Chairman