Form 10QSB
period 2003-09-30
GOLDEN SAND ECO-PROTECTION INC
filed 2003-11-19
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ____ to _____

                        Commission file number: 333-95549

                        Golden Sand Eco-Protection, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                            HeavenExpress.com, Inc.
                            -----------------------
                     (Former name of small business issuer)

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

                            (All communications to)
                      The Law Offices of Harold H. Martin
                        21311 W. Catawba Avenue, Ste 300
                        Charlotte, North Carolina 28031
                                 (704) 894-9760

As of November 18, 2003, we had 8,270,000 shares of our common stock issued and outstanding.

                              INDEX TO FORM 10-QSB
                              --------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet - September 30, 2003                        2

         Statements of Operations - Three and Nine
         Months Ended September 30, 2003 and 2002                  3

         Statements of Cash Flows - Nine Months Ended
         September 30, 2003 and 2002                               4

         Notes to Financial Statements                           5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                     7-8

Item 3.  Quantitative and Qualitative Disclosures
         on Market Risk                                            8

Item 4.  Controls and Procedures                                   8

PART II
-------

Item 1.  Legal Proceedings                                         9

Item 2.  Changes in Securities                                     9

Item 3.  Defaults Upon Senior Securities                           9

Item 4.  Submission of Matters to a Vote of Security Holders       9

Item 5.  Other Information                                         9

Item 6.  Exhibits                                                  9




                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              AT SEPTEMBER 30, 2003
===============================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash                                                            $         97
                                                                   ------------
         TOTAL ASSETS                                              $         97
                                                                   ============


                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

LIABILITIES
-----------
   Accounts payable and accrued expenses                           $      1,411
   Note payable - officer                                                     -
                                                                   ------------
      TOTAL LIABILITIES                                                   1,411
                                                                   ------------

DEFICIENCY IN ASSETS
--------------------
   Preferred stock ($.001 par value, 10,000,000 shares
     authorized: none issued and outstanding)                                 -
   Common stock ($.001 par value, 200,000,000 shares
     authorized:                                                              -
          8,270,000 issued and outstanding)                               8,270
   Additional paid-in-capital                                            96,188
   Deficit accumulated during development stage                        (105,772)
                                                                   ------------
      TOTAL DEFICIENCY IN ASSETS                                         (1,314)
                                                                   ------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $         97
                                                                   ============





                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================


                        Three months ended  Nine months ended      Cumulative-to
                           September 30,       September 30,       date since
                                                                   inception
                          2003       2002       2003       2002
                       ---------- ---------- ---------- ---------- ------------
OPERATING EXPENSES:
-------------------
   Professional and
     consulting fees   $    1,200 $      544 $    4,780 $    7,563 $    100,424
   Interest expense             -        350        350      1,102        4,222
   General and
     administrative            45         61        150        346        1,126
                       ---------- ---------- ---------- ---------- ------------
      TOTAL EXPENSES        1,245        955      5,280      9,011      105,772
                       ---------- ---------- ---------- ---------- ------------

         LOSS BEFORE
           TAXES           (1,245)      (955)    (5,280)    (9,011)    (105,772)
         INCOME TAX
          (PROVISION)
           BENEFIT            -0-        -0-        -0-        -0-          -0-
                       ---------- ---------- ---------- ---------- ------------
         NET INCOME
          (LOSS)       $   (1,245)$     (955)$   (5,280)$   (9,011)$   (105,772)
                       ========== ========== ========== ========== ============

   Net loss per
     common share
     Basic & fully
     diluted           $       ** $       ** $       ** $       ** $      (0.01)
                       ========== ========== ========== ========== ============
   Weighted average
     common shares
       outstanding      8,210,000  8,116,000  8,195,000  8,116,000    8,089,000
                       ========== ========== ========== ========== ============
** Less than $.01





                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================


                                                                   Cumulative to
                                                                   date since
                                             2003         2002     inception
                                          ----------   ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                      $   (5,280)  $   (8,966) $    (105,772)
   Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
      Common stock issued for services         3,080          -0-         56,680
      Increase (decrease) in operating liabilities:
         Accounts payable                     (9,200)      (1,167)           211
         Accrued expenses                      1,200        2,552          1,200
                                          ----------   ----------  -------------
         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES              (10,200)      (7,581)       (47,681)
                                          ----------   ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock           -0-          -0-          1,350
   Contribution of officers                    9,200          -0-          9,200
   Proceeds from note payable to officer       1,074        7,525         37,228
                                          ----------   ----------  -------------
         NET CASH PROVIDED BY
           FINANCING ACTIVITIES               10,274        7,525         47,778
                                          ----------   ----------  -------------

         NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS              74          (56)            97
                                          ----------   ----------  -------------

CASH AND CASH EQUIVALENTS:
--------------------------
         Beginning of period                      23           74            -0-
                                          ----------   ----------  -------------
         End of period                    $       97   $       18  $          97
                                          ==========   ==========  =============

NON-CASH FINANCING ACTIVITIES:
------------------------------
   Common stock issued for services       $    3,080   $      -0-  $      53,600
                                          ==========   ==========  =============




                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Golden Sand Eco-Protection, Inc. ("the Company"), a development stage company, is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet. September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2. INCOME TAXES

At September 30, 2003, the Company had a net operating loss carryforward of approximately $49,092. This loss may be carried forward to offset federal income taxes in various future years through year 2022. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

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

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As shown in the accompanying financial statements, the Company incurred net losses of $5,280 for the nine months ended September 30, 2003, and has an accumulated deficit of $105,772. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company has its executive offices in the residence of its Chairman. The Company occupies approximately 150 square feet, free of charge.

Golden Sand Eco-Protection, Inc.
(A Development Stage Company)

ITEM 2.     Plan Of Operation
-------

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

Our Operations from Our Inception to September 30, 2003

We were incorporated on December 9, 1999. Since our inception through September 30, 2003, we have no revenues and we have an accumulated deficit of $105,772. Our business plan currently consists of an online memoriam which offers products and services to those who are seeking to plan funeral services. Our site offers catalogs for caskets, monuments, markers, urns, flowers and burial sites. We also offer a service of a jazz band to play at memorial services.

Since our inception to September 30, 2003, we have accomplished the following:

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

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. The components of our future website are described below under "Our Future Plan of Operations". We expect that our new website will be operational within the next nine months.

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

We expect that all of the above described aspects of our new website will be operational by June 30, 2004.

C. New Content. Between now and June 30, 2004 we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content, as follows:

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

We originally planned to have this additional content available on our website approximately nine months after we established our new website; however, our time estimate for completion of our new content is now June 30, 2003. We expect a cost of $1,500 pertaining to establishing this additional content.

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

E. Advertising. We plan to obtain small advertisements in trade magazines. We estimate that these advertisements will cost between $75.00 and $500.00 depending upon the publication, number of advertisements and length of advertisements. We expect to advertise in local written publications in South Florida and large cities. These advertisements will cost between $150.00 and $1,500.00 per advertisement. We expect to spend approximately $10,000 for these type advertisements. At present, we do not have sufficient cash or financing resources to accomplish this goal; accordingly, we will place these advertisements only if we have sufficient revenues or financing from other sources. Even if we do develop sufficient financial resources to conduct our advertising campaign, we do not expect to begin our advertising until our new website and website content is completed in June 2004. We will continually monitor the relative success or failure of these advertisements to determine whether our advertising campaign requires content adjustment or publication selection.

Net loss for the period. Our net loss for the three months ended September 30, 2003 was $1,245, which consisted primarily of professional fees in connection with trading on the Over-the-Counter Bulletin Board. Our net loss for the nine months ended September 30, 2003 was $5,280, which consisted primarily of professional fees and common stock issued for services, which were $1,200 and $3,080, respectively. There were 154,000 common shares issued for consulting services during the nine month period that were valued at the then current bid price, or $.02 per share.

Liquidity and Capital Resources. As of September 30, 2003, we had limited cash capital resources of only $97. Our current business plan includes the following estimated capital expenditures of $32,000 over the next twelve months: $10,000 for advertising; $2,500 to establish new sources of revenue; $1,500 to improve the content of our website; $600 for paying our server over the next twelve months; $5,000 to upgrade our website and $12,000 for working capital.

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $105,772 since our inception to September 30, 2003. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our Officers or Directors may loan us funds to conduct our operations; however, we have no agreement with our Officers/Directors to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our Officers/Directors will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our Officers/Directors. We have no compensation agreements to our Officers/Directors in connection with any loans that either may provide to us. If our Officers/Directors is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
-------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.     Controls and Procedures
-------

(a) On September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER EVENTS

On June 26, 2003, our Company entered into a Plan of Exchange, (the "Plan of Exchange") with Guangdong Golden Sand & Green Land Ecology And Environment Protection Development Co., Ltd., a corporation organized under the laws of the People's Republic of China ("Golden Sand"), this was also amended by a First Amended Plan of Exchange, dated July 31, 2003 (the "First Amended Plan of Exchange"), pursuant to which the Company would acquire Golden Sand in an exchange transaction, and Golden Sand would have become a subsidiary of the Registrant, and the shareholders of Golden Sand would have acquired control of the Registrant. Also pursuant to the transaction, Mr. Scheuerman resigned as President and the Company elected two new officers from the Golden Sand management team - Mr. Shu Yang, President and Mr. Kwan Kim Lun, Chief Executive Officer. Additional information is available in our Form 8-K and other filings with the Securities and Exchange Commission.

The Company performed all necessary tasks to facilitate the merger transaction. However, Golden Sand defaulted on the terms contained in the Plan of Exchange. As such the merger agreement was terminated and the Company will no longer engage in any transaction with Golden Sand or its shareholders. Mr. Charles Scheuerman will once again maintain the office of President of our Company. Additional information can be found in Form 8-K filed on or about November 19, 2003 with the Securities and Exchange Commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS

3.1  Articles of Incorporation*
3.2  Amendment to Articles of Incorporation**
3.2  Bylaws*
4.0  Share Certificate*

* Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000.

** Filed by the Company as exhibits to its Report on 8-K filed on February 22, 2002.

Reports on Form 8-K.

A Form 8-K was filed on or about November 19, 2003 to disclose the termination of the plan of exchange with Guangdong Golden Sand & Green Land Ecology And Environment Protection Development Co., Ltd. and the re-appointment of Charles Scheuerman as President of our Company.

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

Golden Sand Eco-Protection, Inc.
--------------------------------
(Registrant)

Date: November 18, 2003



By: /s/ Charles Scheuerman
    ----------------------
    Charles Scheuerman, President and Chairman