Form 10KSB
period 2003-12-31
GOLDEN SAND ECO-PROTECTION INC
filed 2004-03-18
CIK 1102217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                        COMMISSION FILE NUMBER: 333-95549

                        GOLDEN SAND ECO-PROTECTION, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                                   65-0974212
    ---------------------------                     ------------------
    State or other jurisdiction                      I.R.S. Employer
         of organization                            Identification No.

             500 Park Avenue, Suite 203, Lake Villa, Illinois 60046
             ------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (847) 265-7600
                                              --------------

      Securities registered under Section 12(b) of the Exchange Act: NONE.
                                                                     -----

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $0. We had no revenues during our fiscal year ended December 31, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2004, we had 8,270,000 shares of our common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

         The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, except as indicated herein.

We changed our name to Golden Sand Eco-Protection, Inc. on September 2, 2003.

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

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. We expect that our new website will be operational by March, 2004; however, there are no assurances that we will be successful in meeting this goal.

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

Educational Content (General Category) with the following sub-categories:

o Quality of various memorial and funeral products and services, such as the different types of wood, metal, bronze and copper caskets;
o Laws and consumer rights pertaining to the funeral and memorial industry;
o Customs and etiquette regarding funeral attendance and appropriate charitable contributions in memory of the deceased, sympathy card content, expressing personal thoughts, and considerations pertaining to various religions; and
o Legal ramifications, advantages, and disadvantages of pre-paid funeral arrangements.

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

ADDITIONAL SOURCES OF REVENUE.

Our President plans to seek the following potential sources of revenues from various establishments upon completion of our new website by contacting and establishing relationships and/or agreements with funeral homes, online obituaries, and vendors of memorial products or related businesses:

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

Our existing cash and future commission-based revenues may be insufficient to fund our operations. Accordingly, if our revenues are insufficient to meet our needs, our president/director or director plans to loan us funds to conduct our operations; however, we have no agreement with our president/director or director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our president/director or director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our president/director or director. We have no compensation agreements with our president/director or director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of the HeavenExpress.com name and reputation and our potential revenues.

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

EMPLOYEES.

We currently have no full-time employees. Charles Scheuerman, our President, is our only employee. From our inception, Mr. Scheuerman spent approximately between 5 and 10 hours per week on his duty as executive officer. Mr. Scheuerman will continue to spend approximately between 5 and 10 hours per week. We have no collective bargaining agreements or employment agreements in existence. Charles Scheuerman participates in the running of Golden Sand Eco-Protection, Inc. on a part-time basis, as needed, without cash compensation. Over the next twelve months, we do not plan to add any additional employees.

ITEM 2. DESCRIPTION OF PROPERTY.

In the fiscal year ended December 31, 2003, we operated out of 200 square feet of space located at 2531 S.E. 14th Street, Pompano Beach, Florida 33062, which is the personal residence of Mr.Charles Scheuerman, our President. Following the change of control of the Company which occurred as of February 23, 2004, our new address is 500 Park Avenue, Suite 203, Lake Villa, Illinois 60046.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company was informed that an action may have been filed in District Court against another company and that the Company may have been listed as a party under its former name, HeavenExpress.Com, Inc. The Company believes the action may have been filed on November 14, 2003, but that at no time since that date, has the Company been served with process nor to its knowledge has any effort been made to serve it with process. Pursuant to Federal Rule of Civil Procedure 4(m), since March 16, 2004, more than 120 days has passed since the filing of this action without the plaintiff ever attempting to serve the Company, the action is subject to being dismissed, and there has not been any effort by the plaintiff to seek to extend the time period within which to serve the Company.

In light of the foregoing, this action does not appear to constitute pending or threatened legal action against the Company at this point.

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

There are 8,270,000 shares of our common stock outstanding, all of which are restricted securities. Of these outstanding shares, there are 7,800,000 shares held by affiliates. The remaining 470,000 shares of common stock are held by non-affiliates. The restricted securities as defined under Rule 144 of the Securities Act of 1933 may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Rule 144 generally provides that an affiliate, including directors, officers and control shareholders, who has satisfied a one-year holding period for the restricted securities may sell, within any three-month period subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. Sales under Rule 144 must also be made without violating the manner-of-sale provisions, notice requirements, and the availability of public information about us. A sale of shares by such security holders, whether under Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.

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

As of the date of the year-end December 31, 2003, we had 35 holders of record of our common stock. We currently have one class of common stock outstanding and no preferred shares outstanding.

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

OUR OPERATIONS FROM OUR INCEPTION TO DECEMBER 31, 2003

We were incorporated on December 9, 1999. Since our inception through December 31, 2003, we have no revenues and we have an accumulated deficit of $109,536.

Since our inception to December 31, 2003, we have accomplished the following:

o Developed our business plan.
o Raised Capital - We raised $1,350 for our operations through the sale of private placement securities;
o Appointment of Board Members - We appointed Charles Scheurerman as a second member of our Board of Directors;
o Obtained our website address - We obtained the address of www.HeavenEpxress.com.
o Development of a website. We developed our website content;
o Graphics. We designed the graphics for our website; and
o Website Designers. We hired Sensory Design Group, Inc. who created our website.

Our website became operational on May 21, 2000.

In September 2001, our management decided that our website should be redesigned and reformatted to accomplish the following goals:

o Create a user-friendly environment;
o Create an aesthetically pleasing website; and
o Create an organizational format to the website that offers users a more organized product and service description.

To accomplish the above goals, management plans to locate computer consultants to design and upgrade our website. We have not yet located consultants to perform these services. Until we locate and retain such consultants, we will continue to conduct our operations with our originally formatted website. We expect that our new website will be operational by March 2004; however, there are no assurances that we will be successful in meeting this goal.

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

We expect that all of the above described aspects of our new website will be operational by June 30, 2003.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2003 were $11,544 compared to $16,367 for the same period in 2002. The decrease is due to a decrease in professional fees from $13,444 in 2002 to $10,973 in 2002 for compliance with quarterly government filings and 8-K's filed during the year.

In addition, we issued 154,000 shares of common stock during the year ended December 31, 2003 for services rendered. The shares were valued based on the bid price at the date of issuance, or $.02, yielding an aggregate value of $3,080. This amount is included under general and administrative expenses in the accompanying financial statements.

INCOME TAXES. No tax provision has been recorded to date, due to the cumulative losses generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had a cash balance of $26, a negative working capital of $7,578, and a negative deficiency in assets of $7,578.

Our existing cash is insufficient to fund our operations, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our President/Director or Director plans to loan us funds to conduct our operations; however, we have no agreement with our President/Director or Director to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our President/Director or Director will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our President/Director or Director. We have no compensation agreements with our President/Director or Director in connection with any loans that either may provide to us. If our president/director or director is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

FAILED MERGER ATTEMPT

On June 26, 2003, we executed a Plan of Exchange (the "Agreement"), between and among us and Guangdong Golden Sand & Green Land Ecology And Environment Protection Development Co., Ltd., a corporation organized and existing under the laws of the P.R. China ("Golden Sand"), the shareholders of Golden Sand (the "Golden Sand Shareholders"), and Charles Scheuerman, Chairman and President of the Registrant ("Scheuerman").

The terms of this agreement were disclosed in a Form 8-K filed on or about June 30, 2003, with the Securities and Exchange Commission. The agreement was escrowed pending certain performance by both parties. The Company fulfilled all obligations to Golden Sand including changing its name which also caused a change in its ticker symbol from HEXC to GSEP. On or about September 30, 2003, Golden Sand defaulted on the agreement by, amongst other things, failing to provide the necessary due diligence information, including audited financial statements. The Company also had great concern that Golden Sand would fail to meet its financial projections and maintain current its reporting obligations with the Securities and Exchange Commission. As such, the agreement was terminated on or about November 14, 2003 ,and there was no change of control as contemplated in the agreement.

Additionally, due to cancellation of the agreement, Mr. Shu Yang and Mr. Kwan Kim Lun were removed as officers and directors of the Company and Mr. Charles Scheuerman maintained his office as President and Chairman of the Company. The Company then spent the remainder of the year pursuing its historical business plan of being an online memorial service for relatives of lost loved ones.

ITEM 7. FINANCIAL STATEMENTS.
GOLDEN SAND ECO-PROTECTION, INC.

                                  ------------

                          AUDITED FINANCIAL STATEMENTS

                        GOLDEN SAND ECO-PROTECTION, INC.

                          FKA/ HEAVENEXPRESS.COM, INC.

                           DECEMBER 31, 2003 AND 2002

                                  ------------

                           GOLDEN SAND ECO-PROTECTION, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET
                                 AT DECEMBER 31, 2003
=====================================================================================

                                        ASSETS
                                        ------

CURRENT ASSETS
--------------
     Cash                                                                $        26
     Deferred tax asset, less valuation allowance of $22,455                      --
                                                                         ------------
                  TOTAL ASSETS                                           $        26
                                                                         ============

                         LIABILITIES AND DEFICIENCY IN ASSETS
                         ------------------------------------

LIABILITIES
-----------
     Accounts payable and accrued expenses                               $     7,604
                                                                         ------------
                  TOTAL LIABILITIES                                            7,604
                                                                         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS
--------------------
     Preferred stock ($.001 par value, 10,000,000 shares authorized:
        none issued and outstanding)                                              --
     Common stock ($.001 par value, 200,000,000 shares authorized:
        8,270,000 issued and outstanding)                                      8,270
     Additional paid-in-capital                                               96,188
     Deficit accumulated during development stage                           (112,036)
                                                                         ------------
                  TOTAL DEFICIENCY IN ASSETS                                  (7,578)
                                                                         ------------

                  TOTAL LIABILITIES AND DEFICIENCY IN ASSETS             $        26
                                                                         ============

                    See accompanying notes to financial statements

                                         F-2

                                       GOLDEN SAND ECO-PROTECTION, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
==============================================================================================================

                                                                                                 Cumulative to
                                                                                                  date since
                                                                2003               2002           inception
                                                           --------------     --------------    --------------
OPERATING EXPENSES:
     Professional and consulting fees                      $      10,973      $      13,444     $     106,617
     Interest expense                                                350              1,922             4,222
     General and administrative                                      221              1,001             1,197
                                                           --------------     --------------    --------------
     TOTAL EXPENSES                                               11,544             16,367           112,036
                                                           --------------     --------------    --------------

     LOSS BEFORE TAXES                                           (11,544)           (16,367)         (112,036)
     INCOME TAX (PROVISION) BENEFIT                                   -0-                -0-               -0-
                                                           --------------     --------------    --------------
     NET LOSS                                              $     (11,544)     $     (16,367)    $    (112,036)
                                                           ==============     ==============    ==============

     Net loss per common share,
        basic and fully diluted                            $          **      $          **     $       (0.01)
                                                           ==============     ==============    ==============
     Weighted average common
        shares outstanding                                     8,218,667          8,116,000         8,089,000
                                                           ==============     ==============    ==============

     ** Less than $.01

                                See accompanying notes to financial statements

                                                     F-3

                                                  GOLDEN SAND ECO-PROTECTION, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF DEFICIENCY IN ASSETS
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
====================================================================================================================================

                                                                                                             Deficit
                                                                                                           Accumulated      Total
                                                              Common Stock        Preferred   Additional     During       Deficiency
                                           Value per    -----------------------     Stock      Paid-in     Development        in
                                             Share        Shares     $.001 Par    $.001 Par    Capital        Stage         Assets
                                           ----------   ----------   ----------   ---------   ----------    ----------    ----------
Shares issued for cash                     $    0.05      108,000    $     108    $     --    $   1,242     $      --     $   1,350

Shares issued in exchange for services

    Legal services - December 1999              0.05      208,000          208          --        2,392            --         2,600

    Management services - December 1999         0.001   3,800,000        3,800          --       (2,800)           --         1,000

Net loss                                                       --           --          --           --       (17,300)      (17,300)
                                                        ----------   ----------   ---------   ----------    ----------    ----------

Balances, December 31, 1999                             4,116,000        4,116          --          834       (17,300)      (12,350)

Shares issued in exchange for services

    Management services - December 2000         0.05    4,000,000        4,000          --       46,000            --        50,000

Net loss                                                       --           --          --           --       (55,792)      (55,792)
                                                        ----------   ----------   ---------   ----------    ----------    ----------

Balances, December 31, 2000                             8,116,000        8,116          --       46,834       (73,092)      (18,142)

Net loss for year                                              --           --          --           --       (11,033)      (11,033)
                                                        ----------   ----------   ---------   ----------    ----------    ----------

Balances, December 31, 2001                             8,116,000        8,116          --       46,834       (84,125)      (29,175)

Net loss                                                       --           --          --           --       (16,367)      (16,367)
                                                        ----------   ----------   ---------   ----------    ----------    ----------

Balances, December 31, 2002                             8,116,000        8,116          --       46,834      (100,492)      (45,542)

Shares issued in exchange for services

    Financial services - May 2003               0.02      154,000          154          --        2,926            --         3,080

Capital contributed by officer                                 --           --          --       46,428            --        46,428

Net loss                                                       --           --          --           --       (11,544)      (11,544)
                                                        ----------   ----------   ---------   ----------    ----------    ----------

Balances, December 31, 2003                             8,270,000    $   8,270    $     --    $  96,188     $(112,036)    $  (7,578)
                                                        ==========   ==========   =========   ==========    ==========    ==========

                                           See accompanying notes to financial statements

                                                                F-4

                                    GOLDEN SAND ECO-PROTECTION, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
=======================================================================================================

                                                                                          Cumulative to
                                                                                           date since
                                                                2003           2002        inception
                                                             ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $ (11,544)     $ (16,367)     $(112,036)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
           Common stock issued for services                      3,080             --         56,680
           Accrued interest on loan payable - officer               --          1,922          3,067
           Increase (decrease) in operating liabilities:
               Accounts payable                                 (7,307)         3,744          2,104
               Accrued expenses                                  5,500             --          5,500
                                                             ----------     ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                          (10,271)       (10,701)       (44,685)
                                                             ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                           --             --          1,350
      Contribution from officer                                  9,200             --          9,200
      Proceeds from note payable to officer                      1,074         10,650         34,161
                                                             ----------     ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       10,274         10,650         44,711
                                                             ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH                                      3            (51)            26

CASH
               Beginning of period                                  23             74             --
                                                             ----------     ----------     ----------
               End of period                                 $      26      $      23      $      26
                                                             ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                          $      --      $      --      $      --
      Income taxes paid                                      $      --      $      --      $      --

NON-CASH FINANCING ACTIVITIES:
      Common stock issued for services                       $   3,080      $      -0-     $  56,680
                                                             ==========     ==========     ==========
      Capital contributed by officer                         $  37,228      $      -0-     $  37,228
                                                             ==========     ==========     ==========

                             See accompanying notes to financial statements

                                                  F-5

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BACKGROUND - Golden Sand Eco-Protection, Inc., F/KA/ HeavenExpress.com, Inc. (the Company) was organized under the laws of the State of Florida in December 1999.

The Company is a development stage company as it had no sales or revenues. It will be primarily engaged in providing memorial products and services through the Internet.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average common shares outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2003 and 2002. The loss per common share has been calculated by dividing the net loss for each period presented by the weighted average number of common shares for the respective period.

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS - In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. This statement has no effect on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No.123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics to be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement was effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003, where the guidance is required to be applied prospectively. The adoption of this statement did not have a material impact on the Company's results of operations and financial condition.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. This statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash, accounts payable and accrued expenses and loan to officer approximated fair value because of the immediate short-term maturity of these instruments.

ADVERTISING - Advertising costs will be expensed as incurred.

DEVELOPMENT STAGE COMPANY - The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE 2 - GOING CONCERN
----------------------

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

NOTE 3 - LOAN PAYABLE - OFFICER
-------------------------------

The loan payable to officer at December 31, 2002, consists of advances made to the Company by the Company's President and Chief Executive Officer for general operating expenses. The balance bears interest at the rate of 6% per annum and is due on demand.

During 2003, a stockholder transferred 3,800,000 shares of common stock to the officer in exchange for $9,200 and the forgiveness of the note payable of $37,255 including accrued interest of $3,067.

NOTE 4 - COMMON STOCK
---------------------

During 2002, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Florida to increase the number of authorized common shares to 200,000,000 from 50,000,000, with a continued par value of $.001. A majority of the Company's shareholders voted to approve this transaction.

During 2002, the Company enacted a 4 for 1 forward stock split of its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change.

During 2003, the Company issued 154,000 in connection with consulting services. The shares were valued at the market price on the date of issuance, or $.02 per share, yielding an aggregate market value of $3,080. This expense is included in the accompanying financial statements.

NOTE 5 - INCOME TAXES
---------------------

The Company has approximately $100,000 of federal and state net operating losses available that expire in various years through the year 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================

NOTE 5 - INCOME TAXES (CON'T)
-----------------------------

The Company's deferred tax asset at December 31, 2003, consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $22,455, less a valuation allowance in the amount of approximately $22,455. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,848 for the years ended December 31, 2003.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

Subsequent to year-end, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company was informed that an action may have been filed in District Court against another company and that the Company may have been listed as a party under its former name, HeavenExpress.Com, Inc. The Company believes the action may have been filed on November 14, 2003, but that at no time since that date, has the Company been served with process nor to its knowledge has any effort been made to serve it with process. Pursuant to Federal Rule of Civil Procedure 4(m), since March 16, 2004, more than 120 days has passed since the filing of this action without the plaintiff ever attempting to serve the Company, the action is subject to being dismissed, and there has not been any effort by the plaintiff to seek to extend the time period within which to serve the Company.

In light of the foregoing, this action does not appear to constitute pending or threatened legal action against the Company at this point.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

As of February 23, 2004, a majority shareholder, officer and director of the Company sold 7,550,000 shares of common stock of the Company to another company pursuant to a Share Purchase Agreement, dated as of February 18, 2004. As a result of the stock sale, the purchaser became the majority shareholder of the Company holding approximately 91% of the common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We changed our independent accountants to audit the financial statements as of and for the year ended December 31, 2003. Bongiovanni & Associates were dismissed as our independent accountants. We engaged Dohan and Company, CPA's P.A. as our new independent auditors. Information regarding our changes of accountants can be found in our Forms 8-K as filed with the Securities and Exchange Commission. We have had no disagreements with our accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors and Officers - Our Bylaws provide that we shall have a minimum of one
(1) director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

--------------------------------------------------------------------------------
Charles Scheuerman          74       President, Director
--------------------------------------------------------------------------------

The director named above will serve until the next annual meeting of our shareholders to be held within 6 months of the close of our fiscal year or until a successor shall have been elected and accepted the position. Directors are elected for one-year terms.

Charles Scheuerman - has been our director since May 17, 2000. Since the early 1980s, Mr. Scheuerman has served as the Chief Operating Officer of Network Promotion Seminar, Inc., and a television-advertising agency. During 1999, Mr. Scheuerman served as the Chairman of the Board for Heaven's Door Corporation, until that corporation was acquired. Mr. Scheuerman graduated from Auburn University in 1952 with a Bachelor of Science Degree. He provides valuable knowledge and experience to Golden Sand Eco-Protection, since he was previously the owner of seven cemeteries, including one of the largest cemetery facilities in Central Alabama.

Significant Employees - Other than Mr. Scheuerman, there are no significant employees.

Family Relationships - There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings - None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10. EXECUTIVE COMPENSATION.

The following Executive Compensation Chart highlights the terms of compensation for our Executives.

                                     SUMMARY COMPENSATION CHART
                                        ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                     --------------------------   -----------------------------------------------------
                                                                   RESTRICTED                   LTIP
                                     SALARY     BONUS     OTHER   STOCK AWARDS     OPTIONS     L/TIP          OTHER
NAME AND POSITION           YEAR       ($)       ($)       ($)        ($)             #          ($)       COMPENSATION
-----------------           ----     ------     -----     -----     ------         -------     -------     ------------
Charles                     2003        0         0         0         0                 0         0             0
Scheuerman/
President                   2002        0         0         0         0                 0         0             0
& Director
                            2001        0         0         0         0            50,000         0             0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership, as of December 31, 2003, of our common stock (a) by each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. Table reflects forward stock split.

To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

-------------------- ----------------------------- ---------   ------   -------
Title of Class       Name & Address                  Amount    Nature   Percent
-------------------- ----------------------------- ---------   ------   -------
                     Charles Scheuerman
Common               2531 SE 14th Street           7,800,000   Direct     94%
                     Pompano Beach, Florida 33069

SECURITY OWNERSHIP OF MANAGEMENT:

-------------------- ----------------------------- ---------   ------   -------
Title of Class       Name & Address                  Amount    Nature   Percent
-------------------- ----------------------------- ---------   ------   -------
                     Charles Scheuerman
Common               2531 SE 14th Street           7,800,000   Direct     94%
                     Pompano Beach, Florida 33069

COMMON OFFICERS & DIRECTORS AS A GROUP (2) 7,800,000 DIRECT 96%
---------------------------------------------------------------

According to our stock records, there were 8,270,000 shares of our common stock, $0.001 par value outstanding, as of December 31, 2003.

CHANGE OF CONTROL.

As of February 23, 2004, Charles Scheuerman, a majority shareholder, officer and director of Golden Sand Eco-Protection, Inc.,sold 7,550,000 shares of common stock of the Company to Yellow Jacket Investments Limited ("Purchaser"), a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of February 18, 2004, by and among Charles Scheuerman, the Company and the Purchaser (the "Closing"). There are 8,270,000 shares of the Company's common stock issued and outstanding as of the date hereof. As a result of the stock sale, the Purchaser became our majority shareholder, holding approximately 91% of our common stock.

Upon the closing, Richard N. Jobling has been appointed as a director and Chief Executive Officer and Chief Financial Officer of the Company. Charles Scheuerman, has agreed to resign as our Chairman and President immediately following the filing of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003. The new officer and director of the Company will be:

Mr. Richard N. Jobling, 42, will be the Company's director, Chief Executive Officer and Chief Financial Officer. He is a founding director of Unicorn Coaching Limited, a provider of business coaching solutions to senior executives. Until 2000, he worked for Euraplan Limited, a supplier of systems and financial data to United Kingdom pension funds, initially in sales and marketing and latterly as Chief Executive Officer. Prior to that, he worked as Marketing Manager for Datastream International, a provider of data and computer services to financial institutions. Mr. Jobling holds a Bachelor's degree from the University of Manchester and a Master's degree from the London Business School.

The name of each person known to the Registrant to own more than 5% of the securities of the Registrant, persons issued shares pursuant to the Agreement, the current directors and executive officers of the Registrant and the percentage of the total issued and outstanding Common Stock (the only voting securities) of the Registrant owned by such persons as of the March 16, 2004, is as follows:

                                               AMOUNT OF
NAME AND                                       BENEFICIAL          PERCENT OF
ADDRESS                                       OWNERSHIP (1)        CLASS (1)
-------                                       -------------        ---------

Yellow Jacket Investments Limited              7,550,000             91.3%
P.O. Box 119
Palm Chambers
Road Town
Tortola, British Virgin Islands

Richard N. Jobling (1)                                 0                 *
Director, CEO and CFO

Charles Scheuerman
2531 S.E. 14th Street,
Pompano Beach, Florida 33062
Chairman and President                           250,000              3.00%

All Directors and Officers
as a Group (2 persons)                         7,800,000             94.3%
-------------------------------

*       Less than 1%

As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) Based on 8,270,000 shares issued and outstanding as of March 16, 2004. C/o Company's address: 500 Park Avenue, Suite 203, Lake Villa,
    Illinois 60046

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2003, we repaid a note payable to Mr. Charles Scheuerman in the amount of $37,255 which includes accrued interest of approximately $3,067. The note was exchanged by Mr. Scheuerman during the second quarter pursuant to an agreement with Saundra Sharpe, the former President whereby Ms. Sharpe transferred her 3,800,000 common shares of our Company to Mr. Scheuerman. Also pursuant to the transaction, Mr. Scheuerman paid the Company's current accounts payable of $9,200. In addition, Ms. Sharpe resigned her officer and directorship positions. The facts of this transaction were disclosed in a Form 8-K filed with the Securities and Exchange Commission on or about August 14, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3 Articles of incorporation, as amended and bylaws are herein incorporated by reference into Form SB-2 filed with the Securities and Exchange Commission

23       Consent of auditors**

31.1 Certificate Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) **

32.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

         ----------
         ** Filed herewith.

We hereby incorporate the following documents by reference in this annual report: a) Our Report on Form 8K filed with the commission on February 22, 2002 reporting a forward stock split of our common stock at a ratio of four (4) shares for every one (1) share held. The forward split became effective on February 22, 2002, b) The Registrant's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 which were filed with the Securities and Exchange Commission during the year 2003, c) Forms 8-K discussing our changes in independent auditors, and d) Forms 14C, 8-K and 14-F1 relating to our failed merger attempt with Guangdong Golden Sand & Green Land Ecology and Environment Protection Development Co., Ltd.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Bongiovanni & Associates, P.A. CPA's a total of $5,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002.

We agreed to pay Dohan and Company, CPA's P.A. a total of $2,500 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2003.

Audit Related Fees: None

Tax Fees: None

All Other Fees: We agreed to pay Bongiovanni & Associates, PA. CPA's a total of $2,500 for professional services rendered in connection with the review of the preparation of Form 10-KSB for the year ending December 31, 2002.

We paid Bongiovanni & Associates, PA. CPA's a total of $1,250 for professional services rendered in connection with the review of the March 31, 2003 Form 10-QSB.

We agreed to pay Dohan and Company, CPA's, PA. a total of $2,500 for professional services rendered in connection with the reviews of the June 30, 2003 and September 30, 2003, Forms 10-QSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLDEN SAND ECO-PROTECTION, INC.
                              --------------------------------
                                        (Registrant)

                        BY /S/ CHARLES SCHEUERMAN, PRESIDENT, DIRECTOR
                              ---------------------------------
                                   (SIGNATURE AND TITLE)*

                                   DATE MARCH 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        BY /S/ CHARLES SCHEUERMAN, PRESIDENT, DIRECTOR
                              ---------------------------------
                                   (SIGNATURE AND TITLE)*

                                   DATE MARCH 16, 2004

* Print the name and title of each signing officer under his signature.