Form 10QSB/A
period 2003-06-30
GOLDEN SAND ECO-PROTECTION INC
filed 2004-03-25
CIK 1102217

APPROVAL
                                                    OMB Number:       3235-0416
                                                    Expires: February 28, 2006
                                                    Estimated average burden
                                                       hours per response: 182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ____ to _____

                        Commission file number: 333-95549

                        Golden Sand Eco-Protection, Inc.
                        ---------------------------------
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

                                 (954) 782-4547
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X]Yes [ ] No

                                         APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 19, 2004, we had 8,270,000 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): [  ]Yes [ X ] No

                             INDEX TO FORM 10-QSB/A
                              ----------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                2

         Statements of Operations (Unaudited) - Three and
         Six Months Ended June 30, 2003 and 2002                  3

         Statements of Cash Flows (Unaudited) - Six Months
         Ended June 30, 2003 and 2002                             4

         Notes to Financial Statements (Unaudited)              5-6

Item 2.  Management's Discussion and Analysis or Plan
         of Operations                                          7-8

Item 3.  Controls and Procedures                                  9

PART II
-------

Item 1.  Legal Proceedings                                        9

Item 2.  Changes in Securities and Use of Proceeds                9

Item 3.  Defaults Upon Senior Securities                          9

Item 4.  Submission of Matters to a Vote of Security Holders      9

Item 5.  Other Information                                        10

Item 6.  Exhibits and Reports on Form 8-K                         10

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2003
==============================================================================



                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash                                                           $    142
   Deferred tax asset, less valuation allowance of $21,684               -
                                                                  --------
         TOTAL ASSETS                                             $    142
                                                                  ========

                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

LIABILITIES
-----------
   Accounts payable and accrued expenses                          $  1,461

DEFICIENCY IN ASSETS
--------------------
   Preferred stock ($.001 par value, 10,000,000 shares authorized:
     none issued and outstanding)                                        -
   Common stock ($.001 par value, 200,000,000 shares authorized:
     8,270,000 issued and outstanding)                               8,270
   Additional paid-in-capital                                       96,188
   Deficit accumulated during the development stage               (105,777)
                                                                  --------
         TOTAL DEFICIENCY IN ASSETS                                 (1,319)
                                                                  --------
         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS               $    142

                                                                  ========















               See accompanying notes to the financial statements.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                                   Cumulative to
                                Three months      Six months         date since
                                ended June 30     ended June 30       inception
                                2003     2002     2003     2002
                                ------   ------   ------   ------     ---------


OPERATING EXPENSES:
-------------------
  Professional and
   consulting fees. . . . . . . $4,455   $3,522   $4,830   $7,019     $100,474
  Interest expense. . . . . . .      -      750      350    1,502        4,222
  General and administrative. . .   30      195      105      240        1,081
                                ------   ------   ------   ------     ---------
   TOTAL EXPENSES. . . . . . . . 4,485    4,467    5,285    8,761      105,777
                                ------   ------   ------   ------     ---------

    LOSS BEFORE INCOME TAXES. . (4,485)  (4,467)  (5,285)  (8,761)    (105,777)
    INCOME TAX (PROVISION)
     BENEFIT. . . . . . . . . .      -        -        -        -            -
                                ------   ------   ------   ------     ---------
    NET LOSS          . . . . .$(4,485) $(4,467) $(5,285) $(8,761)   $(105,777)
                                ======   ======   ======   ======     =========

  Net loss per common share,
  basic and fully diluted . . . $   **   $   **   $   **   $   **     $  (0.01)
                                ======   ======   ======   ======     =========
  Weighted average common
    shares outstanding. . . .8,210,000 8,116,000 8,185,000 8,116,000  8,089,000

** Less than $.01

















               See accompanying notes to the financial statements.
                                       3

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                                   Cumulative to
                                                                      date since
                                           2003          2002         inception
                                         --------      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                              $ (5,285)     $ (8,761)      $(105,777)
   Adjustments to reconcile
    net loss to net cash used
    in operating activities:
       Common stock issued
         for services                       3,080             -          56,680
       Increase (decrease) in operating liabilities:
            Accounts payable and
              accrued expenses             (7,950)        1,385           1,461
                                          --------      --------       ---------
            NET CASH USED IN OPERATING
                 ACTIVITIES               (10,155)       (7,376)        (47,636)
                                          --------      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock          -             -           1,350
   Contribution of officer                  9,200             -           9,200
   Proceeds from note payable to officer    1,074         7,380          37,228
                                         --------      --------       ---------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES         10,274         7,380          47,778
                                         --------      --------       ---------
            NET INCREASE IN CASH              119             4             142
     Cash, beginning of period                 23            74               -
                                         --------      --------       ---------
     Cash, end of period                 $    142      $     78       $     142
                                         ========      ========       =========

SUPPLEMENTAL DISCLOSURES:
-------------------------
   Interest paid                         $      -      $      -       $       -
   Income taxes paid                     $      -      $      -       $       -

NON-CASH FINANCING ACTIVITIES:
------------------------------
   Common stock issued for services      $  3,080      $      -       $  56,680
                                         ========      ========       =========
   Advance contributed to capital
     by officer                          $ 37,228      $      -       $  37,228
                                         ========      ========       =========

              See accompanying notes to the financial statements.

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Golden Sand Eco-Protection, Inc. ("the Company"), a development stage company, is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Unaudited Financial Statements - The unaudited financial statements as of and for the three and six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Basic and Fully Diluted Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share". Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Development Stage Company - The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2. RELATED PARTY TRANSACTIONS

The note payable to officer was a loan from Mr. Charles Scheuerman in the amount of $37,255 which included accrued interest of approximately $3,067. The note was exchanged by Mr. Scheuerman during the second quarter pursuant to an agreement with Saundra Sharpe, the former President whereby Ms. Sharpe transferred her 3,800,000 common shares to Mr. Scheuerman. Also pursuant to the transaction, Mr. Scheuerman paid the Company's current accounts payable of $9,200. Ms. Sharpe resigned her officer and directorship positions.

NOTE 3. INCOME TAXES

At June 30, 2003, the Company had a net operating loss carryforward of approximately $100,000. This loss may be carried forward to offset federal income taxes in various future years through year 2022. Subsequent to year-end, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $21,684 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $21,684 has been established, resulting in no deferred tax benefits as of the balance sheet date.


NOTE 4. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of $5,285 for the six months ended June 30, 2003, and has an accumulated deficit of $105,777. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. Management's Discussion and Analysis or Plan Of Operation

Forward-Looking Statements

This report on Form 10-QSB/A contains forward-looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) lack of demand for our products and services being purchased via the Internet; (b) competitive products and pricing; (c) limited or no amount of resources devoted to advertising; (d) limited amount of time our management devotes to our business; (e) the absence of management experience in the memorial business or in Internet marketing; (f) if we fail to obtain financing to conduct our plan of operations, we may be unable to continue in business; (g) because our former President, Ms. Sharpe, is recovering from a brain related operation, our Plan of Operations has experienced substantial delays; (h) absence of any contracts or arrangements with third party supplies or manufacturers; and (i) the plan of exchange with Guangdong Golden Sand & Green Land Ecology and Environment Protection Development Co., Ltd. that was likely to Cause significant revision in our business plan during the third quarter. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our operations from our inception to June 30, 2003. We were incorporated on December 9, 1999. Since our inception through June 30, 2003, we have no revenues and we have an accumulated deficit of $105,777. Our business plan currently consists of an online memoriam which offers products and services to those who are seeking to plan funeral services. Our site offers catalogs for caskets, monuments, markers, urns, flowers and burial sites. We also offer a service of a jazz band to play at memorial services.

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

Our Future Plan of Operations. Our plan of operations regarding our online funeral business is uncertain. As discussed in Item 5, we had enacted a plan of exchange with Guangdong Golden Sand & Green Land Ecology and Environment Protection Development, Ltd., a company formed according to the laws of the People's Republic of China. As indicated in our filings with the Securities and Exchange Commission, our name was changed to Golden Sand Eco-Protection, Inc. This plan of exchange would also have resulted in a change of control in our company. During this reorganization, we are re-evaluating our business and will likely have significant impact for our future business plans. The following information regarding our funeral business should be read in light of these circumstances.

Net loss for the period. Our net loss for the three months ended June 30, 2003 was $4,485. Our net loss for the six months ended June 30, 2003 was $5,285. Our net loss for both periods consisted primarily of $3,080 in expenses related to common stock issued for services. There were 154,000 common shares issued for consulting services during the period that were valued at the then current bid price, or $.02 per share.

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

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $105,777 since our inception to June 30, 2003. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our Officers or Directors may loan us funds to conduct our operations; however, we have no agreement with our Officers/Directors to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our Officers/Directors will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our Officers/Directors. We have no compensation agreements to our Officers/Directors in connection with any loans that either may provide to us. If our Officers/Directors is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 154,000 shares of common stock for consulting services during the period. The shares were valued at $.02 per share, or $3,080, which was the market price at the time of issuance.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5. OTHER INFORMATION

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

The Company performed all necessary tasks to facilitate the merger transaction. However, Golden Sand defaulted on the terms contained in the Plan of Exchange. As such, the merger agreement was terminated and the Company will no longer engage in any transaction with Golden Sand or its shareholders. Mr. Charles Scheuerman will once again maintain the office of President of our Company. Additional information can be found in Form 8-K filed on or about November 19, 2003 with the Securities and Exchange Commission.

As of February 23, 2004, Charles Scheuerman, a majority shareholder, officer and director of Golden Sand Eco-Protection, Inc., sold 7,550,000 shares of common stock of the Company to Yellow Jacket Investments Limited ("Purchaser"), a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of February 18, 2004, by and among Charles Scheuerman, the Company and the Purchaser (the "Closing"). As a result of the stock sale, the Purchaser became our majority shareholder, holding approximately 91% of our common stock.


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

3.1   Articles of Incorporation*
3.2   Amendment to Articles of Incorporation**
3.2   Bylaws*
4.0   Share Certificate*
31.1  Certification of Chief Executive Officer required by Rule
        13a-14(a)/15d-14(a)  ***
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

* Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000.

** Filed by the Company as exhibits to its Report on 8-K filed on February 22, 2002.

***  Filed herewith.

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

A Form 8-K was filed on or about March 2, 2004, reflecting a change in the Company's Auditors effective February 27, 2004.

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


Golden Sand Eco-Protection, Inc.
-----------------------
(Registrant) Date: March 24, 2004



By: /s/ Charles Scheuerman
--------------------------
Charles Scheuerman, President & Chairman