Form 10QSB/A
period 2003-09-30
GOLDEN SAND ECO-PROTECTION INC
filed 2004-03-25
CIK 1102217

APPROVAL
                                                      OMB Number:3235-0416
                                                      Expires: February 28, 2006
                                                      Estimated average burden
                                                        hours per response: 182



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

                                                                        Page No.
                                                            --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003            2

         Statements of Operations (Unaudited) - Three and Nine
         Months Ended September 30, 2003 and 2002                  3

         Statements of Cash Flows (Unaudited) - Nine Months
         Ended September 30, 2003 and 2002                         4

         Notes to Financial Statements (Unaudited)               5-6

Item 2.  Management's Discussion and Analysis or Plan
         of Operations                                           7-10

Item 3.  Controls and Procedures                                   11

PART II
-------

Item 1.  Legal Proceedings                                         11

Item 2.  Changes in Securities and Use of Proceeds                 11

Item 3.  Defaults Upon Senior Securities                           11

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 5.  Other Information                                         12

Item 6.  Exhibits and Reports on Form 8-K                          12

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2003
===============================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash                                                            $         97
   Deferred tax asset, less valuation allowance of $22,196                    -
                                                                   ------------
         TOTAL ASSETS                                              $         97
                                                                   ============


                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

LIABILITIES
-----------
   Accounts payable and accrued expenses                           $      3,911
                                                                   ------------
      TOTAL LIABILITIES                                                   3,911
                                                                   ------------

DEFICIENCY IN ASSETS
--------------------
   Preferred stock ($.001 par value, 10,000,000 shares
     authorized: none issued and outstanding)                                 -
   Common stock ($.001 par value, 200,000,000 shares
     authorized: 8,270,000 issued and outstanding)                        8,270
   Additional paid-in-capital                                            96,188
   Deficit accumulated during the development stage                    (108,272)
                                                                   ------------
      TOTAL DEFICIENCY IN ASSETS                                         (3,814)
                                                                   ------------

         TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $         97
                                                                   ============












               See accompanying notes to the financial statements.
                                       2

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================


                        Three months ended  Nine months ended      Cumulative to
                           September 30,       September 30,       date since
                                                                       inception
                          2003       2002       2003       2002
                       ---------- ---------- ---------- ---------- ------------
OPERATING EXPENSES:
-------------------
   Professional and
     consulting fees   $    2,450 $      544 $    7,280 $    7,563 $    102,924
   Interest expense             -        350        350      1,102        4,222
   General and
     administrative            45         61        150        301        1,126
                       ---------- ---------- ---------- ---------- ------------
      TOTAL EXPENSES        2,495        955      7,780      8,966      108,272
                       ---------- ---------- ---------- ---------- ------------

         LOSS BEFORE
           INCOME TAXES    (2,495)      (955)    (7,780)    (8,966)    (108,272)
         INCOME TAX
          (PROVISION)
           BENEFIT              -          -          -          -            -
                       ---------- ---------- ---------- ---------- ------------
         NET LOSS      $   (2,495)$     (955)$   (7,780)$   (8,966)$   (108,272)
                       ========== ========== ========== ========== ============

   Net loss per
     common share,
     basic and fully
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

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================
                                                                   Cumulative to
                                                                      date since
                                             2003         2002     inception
                                          ----------   ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                              $   (7,780)  $   (8,966) $    (108,272)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Common stock issued for services        3,080            -         56,680
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued
            expenses                         (5,500)       1,385          3,911
                                          ----------   ----------  -------------
         NET CASH USED IN OPERATING
           ACTIVITIES                       (10,200)      (7,581)       (47,681)
                                          ----------   ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock            -            -          1,350
   Capital contribution of officer            9,200            -          9,200
   Proceeds from note payable to officer      1,074        7,525         37,228
                                          ----------   ----------  -------------
         NET CASH PROVIDED BY
           FINANCING ACTIVITIES              10,274        7,525         47,778
                                          ----------   ----------  -------------

         NET INCREASE (DECREASE) IN
           CASH                                  74          (56)            97

     Cash, beginning of period                   23           74              -
                                          ----------   ----------  -------------
     Cash, end of period                  $      97    $      18   $         97
                                          ==========   ==========  =============

SUPPLEMENTAL DISCLOSURES:
-------------------------
   Interest paid                          $      -      $      -      $       -
   Income taxes paid                      $      -      $      -      $       -

NON-CASH FINANCING ACTIVITIES:
------------------------------
   Common stock issued for services       $   3,080     $      -   $     56,680
                                          ==========   ==========  =============
   Advance contributed to capital
     by officer                           $  37,228     $      -   $     37,228
                                          ==========   ==========  =============


               See accompanying notes to the financial statements.
                                       4

                        GOLDEN SAND ECO-PROTECTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Golden Sand Eco-Protection, Inc. ("the Company") (a development stage company) is a Florida corporation formed in December 1999, primarily to provide memorial products and services through the Internet.

Unaudited Financial Statements - The unaudited financial statements as of and for the three and nine months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2. INCOME TAXES

At September 30, 2003, the Company had a net operating loss carryforward of approximately $100,000. This loss may be carried forward to offset federal income taxes in various future years through year 2022. Subsequent to year end, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $22,196 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $22,196 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of $7,780 for the nine months ended September 30, 2003, and has an accumulated deficit of $108,272. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management until such time as it begins operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ITEM  2. Management's Discussion and Analysis or Plan of Operation
-------

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

Our operations from our inception to September 30, 2003. We were incorporated on December 9, 1999. Since our inception through September 30, 2003, we have no revenues and we have an accumulated deficit of $108,272. Our business plan currently consists of an online memoriam which offers products and services to those who are seeking to plan funeral services. Our site offers catalogs for caskets, monuments, markers, urns, flowers and burial sites. We also offer a service of a jazz band to play at memorial services.

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

(General Category): Retail products with the following sub-categories:

-    Burial vaults;
-    Garments;
-    Caskets;
-    Monuments;
-    Urns;
-    Flowers;
-    Sympathy gifts;
-    Cards;
-    Stone and bronze memorials; and - Books.

(General Category): Funeral Services with the following sub-categories:

- Traditional funeral arrangements; - Theme funeral arrangements (such as parades); and - Denominational funeral arrangements

Within each sub-category above, the user will be able to link to various sites that retails that type of merchandise or describes the particular type of information within each sub-category. For instance, if users wish to click on "caskets" under the general category, "Retail Products", they will then view a page that contains a listing of all caskets which we offer through various casket manufacturers' retailers.

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

C. New Content. Between now and June 30, 2004, we expect to add content on our website that will demonstrate the price advantage of ordering online memorial products via our website compared to prices offered at retail establishments, such as physically situated funeral homes. In addition, to attract additional visitors to our website, we plan to eventually provide educational and informative content, as follows:

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

We originally planned to have this additional content available on our website approximately nine months after we established our new website; however, our time estimate for completion of our new content is now June 30, 2004. We expect a cost of $1,500 pertaining to establishing this additional content.

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

Net loss for the period. Our net loss for the three months ended September 30, 2003, was $2,495, which consisted primarily of professional fees in connection with trading on the Over-the-Counter Bulletin Board. Our net loss for the nine months ended September 30, 2003 was $7,780, which consisted primarily of professional fees and common stock issued for services, which were $3,700 and $3,080, respectively. There were 154,000 common shares issued for consulting services during the nine month period that were valued at the then current bid price, or $.02 per share.

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

Our existing cash is insufficient to fund our operations. Moreover, we have incurred accumulated net losses of $108,272 since our inception to September 30, 2003. As a result, we have a negative working capital and a deficiency in assets. Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve profitable operations. If our revenues are insufficient to meet our needs, our Officers or Directors may loan us funds to conduct our operations; however, we have no agreement with our Officers/Directors to do so and they are under no obligation to loan us funds. Moreover, there are no assurances that our Officers/Directors will have sufficient funds to make these loans. Accordingly, there are no assurances that we will receive loans from our Officers/Directors. We have no compensation agreements to our Officers/Directors in connection with any loans that either may provide to us. If our Officers/Directors is unable or unwilling to make loans to us necessary to implement our continuing plan of operations, we will need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail advertising or be unable to conduct any advertising, both of which will negatively impact development of our company name and reputation.

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

Golden Sand Eco-Protection, Inc.
--------------------------------
(Registrant)

Date: March 24, 2004



By: /s/ Charles Scheuerman
    ----------------------
    Charles Scheuerman, President and Chairman