Form 10QSB
period 2004-03-31
GALAXY MINERALS INC
filed 2004-05-25
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ____ to _____

                        Commission file number: 333-95549

                              Galaxy Minerals, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                       65-0974212
           ---------                                  --------------
   State or other jurisdiction of                     I.R.S. Employer
   incorporation or organization                      Identification No.


             500 Park Avenue, Suite 203, Lake Villa, Illinois 60046
       ------------------------------------------------------------------
                     (Address of principal executive office)

                                 (847) 265-7600
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X]Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of May 21, 2004, we had 250,067,500 shares of our common stock outstanding.


Transitional Small Business Disclosure Format (Check one): [  ]Yes [ X ] No

                              INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------


                                                                       Page No.

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheet (Unaudited) - March 31, 2004               3
        Consolidated Statements of Operations (Unaudited) - Three Months
          Ended  March 31, 2004 and 2003                                      4
        Consolidated Statements of Cash Flows (Unaudited) - Three Months
          Ended March 31, 2004 and 2003                                       5
        Notes to Consolidated Financial Statements (Unaudited)                6

Item 2. Management's Discussion and Analysis or Plan
          of Operations                                                       9

Item 3. Controls and Procedures                                              10


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    11

Item 2. Changes in Securities                                                11

Item 3. Defaults Upon Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     12

                                                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheet (Unaudited) - March 31, 2004               3
        Consolidated Statements of Operations (Unaudited) - Three Months
          Ended  March 31, 2004 and 2003                                      4
        Consolidated Statements of Cash Flows (Unaudited) - Three Months
          Ended March 31, 2004 and 2003                                       5
        Notes to Consolidated Financial Statements (Unaudited)                6

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004
================================================================================



                                     ASSETS

CURRENT ASSETS

  Cash                                                               $  49,986
  Deferred tax asset, less valuation allowance of $22,827                 --
                                                                     ---------
       TOTAL ASSETS                                                  $  49,986
                                                                     =========



                      LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES

  Bank overdraft                                                     $      19
  Accounts payable and accrued expenses                                  2,000
  Shareholder loans - current                                           50,100
                                                                     ---------
       TOTAL LIABILITIES                                                52,119
                                                                     ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE                             56
                                                                     ---------
DEFICIENCY IN ASSETS

  Preferred stock ($.001 par value, 10,000,000 shares
   authorized: none issued and outstanding)                               --
  Common stock ($.001 par value, 500,000,000 shares
    authorized: 243,067,500 issued and outstanding)                    243,067
  Deficit accumulated during the development stage                    (245,256)
                                                                     ---------
       TOTAL DEFICIENCY IN ASSETS                                       (2,189)
                                                                     ---------
       TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                    $  49,986
                                                                     =========





        See accompanying notes to the consolidated financial statements.


                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
===================================================================================================


                                            Three Months Ended March 31,              Cumulative
                                                                                    since inception
                                            2004                2003
                                        -------------       -------------            ---------------

OPERATING EXPENSES:

Professional and consulting fees       $       2,000       $         375            $     108,617
Interest expense                                 -                   350                    4,222
General and administrative                       159                  75                    1,356
                                        -------------       -------------            -------------
TOTAL EXPENSES                                 2,159                 800                  114,195
                                        -------------       -------------            -------------
LOSS BEFORE TAXES                             (2,159)               (800)                (114,195)

INCOME TAX (PROVISION) BENEFIT                   -                   -                        -

MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED JOINT VENTURE                        56                 -                         56
                                        -------------       -------------            -------------
NET LOSS                               $      (2,103)      $        (800)           $    (114,139)
                                        =============       =============            =============

Net loss per common share,                       **                 **                       **
basic and fully diluted
                                        =============       =============            =============

Weighted average common
shares outstanding                       243,068,000         243,029,000              243,026,000
                                        =============       =============            =============


** Less than $.01




        See accompanying notes to the consolidated financial statements.




                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
================================================================================================================



                                                                  Three Months Ended March 31,         Cumulative
                                                                                                  since inception
                                                                           2004             2003
                                                               ----------------- ---------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                         $(2,103)           $(800)       $(114,139)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
          Common stock issued for services                                    -                -           56,680
          Accrued interest on loan payable - officer                          -                -            3,067
          Minority interest in consolidated affiliate                      (56)                              (56)
          Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses                    (5,604)                -            2,000
                                                               ----------------- ---------------- ----------------
               NET CASH USED IN OPERATING
               ACTIVITIES                                               (7,763)            (800)         (52,448)
                                                               ----------------- ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in bank overdraft                                             19                -               19
      Proceeds from sales of common stock                                     -                -            1,350
      Capital contribution of officer                                     7,604                -           16,804
      Proceeds from shareholder loan                                     50,100                -           50,100
      Proceeds from note payable to officer                                   -              949           34,161
                                                               ----------------- ---------------- ----------------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                      57,723              949          102,434
                                                               ----------------- ---------------- ----------------
               NET INCREASE IN CASH
               AND CASH EQUIVALENTS                                      49,960              149           46,986
CASH AND CASH EQUIVALENTS:
               Beginning of period                                           26               23                -
                                                               ----------------- ---------------- ----------------
               End of period                                            $49,986             $172          $49,986
                                                               ================= ================ ================

SUPPLEMENTAL DISCLOSURES:

      Interest paid                                                     $     -           $    -          $     -
      Income taxes paid                                                 $     -           $    -          $     -
                                                               ================= ================ ================
NON-CASH FINANCING ACTIVITIES:

      Common stock issued for services                                  $     -           $    -          $56,680
      Advances contributed to capital by officer                        $     -           $    -          $37,228
                                                               ================= ================ ================


               See accompanying notes to the consolidated financial statements.


                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and subsidiary f/k/a Golden Sand Eco-Protection, Inc. ("the Company") (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when Mr Charles Scheuerman sold 7,550,000 shares representing approximately 91% of the then issued share capital of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of minerals assets.

Reverse Merger - The acquisition of Yellow Jacket Finance Limited was effected through a share exchange. The Company issued 241 million shares of Common Stock in exchange for the entire share capital (100 shares) of Yellow Jacket Finance Limited. The transaction has been reflected in the accounts of the Company as a reverse merger. The aggregate par value of the 241 million shares issued by the Company has been applied first against additional paid-in capital with the balance to retained earnings. Prior year Financial Statements have been restated to show the activity of Yellow Jacket Finance Limited.

Unaudited Consolidated Financial Statements - The unaudited consolidated financial statements as of and for the three months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain of the accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes.

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

Exploration Stage Company - The Company has been devoting its efforts to activities such as acquiring minerals projects, raising capital, establishing sources of information, and developing plans for the exploitation of its minerals assets. The Company has not yet generated any revenues and, as such, it is considered an exploration stage company.

NOTE 2. INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $100,000. This loss may be carried forward to offset federal income taxes in various future years through year 2023. Subsequent to year end, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $22,827 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $22,827 has been established, resulting in no deferred tax benefits as of the balance sheet date.


NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of $2,103 for the three months ended March 31, 2004, and has an accumulated deficit of $245,256. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management and/or shareholders until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company has its executive offices in the residence of one of its shareholders and its joint venturer in the Yellow Jacket and Phoenix mines. The Company occupies approximately 200 square feet, free of charge.

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

As of March 31, the Company had no commitments with respect to the development of its minerals assets. Exploratory drilling on its Yellow Jacket property commenced on April 11, 2004.

NOTE 5.  REVERSE STOCK SPLIT

Pursuant to a resolution of the Directors, the Company effected on April 15, 2004, a 4-for-1 reverse stock split of its common stock. There were 8,270,000 shares of Common Stock outstanding prior to the reverse stock split. Immediately following the reverse stock split, there were 2,067,500 shares issued and outstanding. Prior year Financial Statements have been restated to reflect the effect of the reverse stock split.


NOTE 6.  JOINT VENTURE

On February 14, 2004, Yellow Jacket Finance Limited ("YJF") and Stealth Enterprises, Inc. ("Stealth") entered into a Memorandum of Joint Venture Agreement "JV Agreement"). Under the terms of the JV Agreement, JYF and Stealth agreed to share the net proceeds from the exploitation of 52 minerals claims totalling 1,040 acres in Santa Cruz County, Arizona in the ratio 51:49. The minerals claims are owned by Stealth. YJF agreed to procure loans of up to $1.1 million for the exploitation of the Yellow Jacket and Phoenix mines, two of the claims listed in the JV Agreement. The financing is conditional upon the results of feasibility study demonstrating a total mineral resource in the Yellow Jacket and Phoenix mines of more than 75,000 ounces of gold. The Company acquired YJF on April 26, 2004, in a transaction accounted for as a reverse merger.

Because the Company has a 51% interest in the joint venture with Stealth, the joint venture is consolidated in the financial statements of the Company. The 49% minority interest in the loss and net assets of the joint venture owned by Stealth is reflected in the Company's statement of operations and balance sheet.


NOTE 7.  SUBSEQUENT EVENTS

On April 2, the Directors passed a resolution to change the Company's name from Golden Sand Eco-Protection, Inc. to Galaxy Minerals, Inc. At the same time, the authorized capital of the Company was changed to 500 million shares of common stock.

On April 15, 2004, the Company effected a 4-for-1 reverse stock split as described in Note 5.

On April 16, 2004, Richard N. Jobling, President and Chief Executive Officer, appointed Mr P. Bruce Oettel and Vincent Plenge as Directors of the Company.

On April 21, 2004, the Company filed an S-8 Registration Statement pursuant to which the Company registered 29 million shares of common stock. Of these, 25 million were registered pursuant to the Company's 2004 Equity Stock Plan and 4 million pursuant to 3 consulting agreements. A total of 900,000 registered shares and 2.1 million restricted shares were subsequently issued to the Directors (300,000 and 700,000 respectively to each Director). All 4 million registered shares were issued to consultants of the Company.

On April 26, 2004, the Company acquired Yellow Jacket Finance Limited in a reverse merger. The Company issued 241 million shares of restricted common stock to the shareholder of Yellow Jacket Finance Limited in exchange for the entire share capital (100 shares) of Yellow Jacket Finance Limited.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and footnotes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

As of April 26, 2004, Galaxy Minerals, Inc., f/k/a Golden Sand Eco-Protection, Inc. (the "Company") acquired Yellow Jacket Finance Limited, a British Virgin Islands corporation ("YJF") in exchange for 241,000,000 newly issued "restricted" shares of common voting stock of the Company to the YJF shareholder. Prior to the closing of the share exchange transaction, the Company effected on April 15, 2004, a 4-for-1 reverse stock split of its common stock. There were 8,270,000 shares of common stock outstanding prior to the reverse stock split. Immediately prior to the closing, there were 2,067,500 shares issued and outstanding. Following the closing date, there were 243,067,500 shares of the Company's common stock outstanding.

The assets of Yellow Jacket Finance Limited include a 51% interest in 52 mining claims covering an aggregate 1,040 acres in Santa Cruz County, Arizona. Included in these claims are the Yellow Jacket and Phoenix patented gold projects, located in the Oro Blanco mining district. The 'La Paz' and 'Green' gold veins that run through the properties are generally contained within soft quartz and porphyry and are generally within 250 feet of the surface. Through extensive sampling, other minerals have also been identified including a potential silver resource.


DEVELOPMENT EXPENSES

The only expenses we incurred during the quarter were general and administrative expenses.


DEVELOPMENT PLANS

We have appointed three new Directors to our Board with combined experience in general management, mining engineering and geology. We expect to expand our executive management team in due course as resources permit.

Our immediate focus is on the substantiation of the mineral resource in the Yellow Jacket and Phoenix properties. We have engaged Prosonic Corporation to undertake 1,500 feet of Phase I exploratory diamond-core drilling on the Yellow Jacket property. The core samples will be analyzed by International Plasma Laboratories. The Phase I drilling program began in early April 2004. Depending upon the results of the Phase I drilling we expect to start Phase II of the drilling program. The results of the entire drilling program should enable us to estimate the total mineral resource at the Yellow Jacket and Phoenix properties.


LIQUIDITY AND CAPITAL RESOURCES

We have primarily financed our activities from loans from our shareholders. We have received a loan of $50,000 from a shareholder to undertake Phase I of the Yellow Jacket and Phoenix mines drilling program. As of March 31, 2004, this loan had not been used although it was all used in the second quarter.

Our business of acquiring, developing and exploiting minerals assets is contingent upon our ability to secure adequate financing. Management believes that this financing will be necessary in order for us to continue as a going concern. We are actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. These limitations are enhanced by the fact that the Company's accounting department consists of one individual. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgement. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the President, Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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

The Company believes it performed all necessary tasks to facilitate the merger transaction. However, Golden Sand defaulted on the terms contained in the Plan of Exchange. As such the merger agreement was terminated. Additional information can be found in Form 8-K filed on or about November 19, 2003 with the Securities and Exchange Commission.


As of February 23, 2004, Charles Scheuerman, a majority shareholder, officer and director of the Company sold 7,550,000 shares of common stock of the Company to Yellow Jacket Investments Limited ("Purchaser"), a British Virgin Islands corporation pursuant to the Share Purchase Agreement, dated as of February 18, 2004, by and among Charles Scheuerman, the Company and the Purchaser (the "Closing"). As a result of the stock sale, the Purchaser became our majority shareholder, holding approximately 91% of our common stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

3.1    Articles of Incorporation*
3.2    Amendment to Articles of Incorporation**
3.2    Bylaws*
4.0    Share Certificate*
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/ 15d-14(a) ***
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

* Filed by the Company as exhibits to its Registration Statement on Form SB-2 filed with the Commission on January 27, 2000.

** Filed by the Company as exhibits to its Report on 8-K filed on February 22, 2002.

***Filed herewith.

Reports on Form 8-K.

A Form 8-K was filed on or about March 5, 2004 to disclose a change in control of the Company. Mr Charles Scheuerman sold 7,550,000 shares representing approximately 91.3% of the issued share capital to Yellow Jacket Investments Limited. Mr Richard N. Jobling was appointed President, Chief Executive Officer and sole Director of the Company.

A Form 8-K was filed on or about April 22, 2004 to disclose the acquisition by the Company of Yellow Jacket Finance Limited in exchange for the issue by the Company of 241 million new shares. Two additional Directors, Mr Vincent Plenge and Mr P. Bruce Oettel were also appointed to the Board.

We hereby incorporate the following documents by reference in this 10-QSB:

a)       Our Form SB-2 Registration Statement filed on May 3, 2001.
b) Our Report on Form 8-K filed with the Commission on February 22, 2002 reporting a forward stock split of our common stock at a ratio of four
         (4) shares for every one (1) share held. The forward split became effective on February 22, 2002.
c) Our Report on Form 8-K filed with the Commission on April 22, 2004 reporting a reverse stock split of our common stock at a ratio of one
         (1) share for every four (4) shares held. The reverse split became effective on April 15, 2004.

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Minerals, Inc.
--------------------------------
(Registrant)

Date: May 24, 2004



By: /s/ Richard N. Jobling
    ----------------------
    Richard Jobling,
    President, Chief Executive Officer and Chief Financial Officer