Form 10QSB
period 2004-06-30
GALAXY MINERALS INC
filed 2004-08-16
CIK 1102217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-95549

Galaxy Minerals, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0974212 (I.R.S. Employer Identification No.)
500 Park Avenue, Suite 203 Lake Villa, IL (Address of principal executive offices)	60046 (Zip Code)

Registrant’s telephone number, including area code (847) 265-7600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   _X_     No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 12, 2004, there were 250,067,500 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes     No   X

GALAXY MINERALS, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

GALAXY MINERALS, INC. AND SUBSIDIARY
F/K/A GOLDEN SAND ECO-PROTECTION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2004

ASSETS

CURRENT ASSETS

Cash	$ 566
Deferred tax asset, less valuation allowance of $90,968	-

TOTAL ASSETS	$ 566

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 6,648
Shareholder loans	95,670

TOTAL CURRENT LIABILITIES	102,318

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE	(38,972)

DEFICIENCY IN ASSETS

Preferred stock ($.001 par value, 10,000,000 shares authorized: none issued and outstanding)	-
Common stock ($.001 par value, 500,000,000 shares authorized: 250,067,500 issued and outstanding)	250,067
Additional paid-in-capital	273,000
Deficit accumulated during the exploration stage	(454,842)
Deficit	(131,005)

TOTAL DEFICIENCY IN ASSETS	(62,780)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 566

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
F/K/A GOLDEN SAND ECO-PROTECTION, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Six Months	Six Months	Cumulative to
Ended June 30,	Ended June 30,	date	since
inception

	2004	2003	2004	2003

OPERATING EXPENSES

Exploration expenses	$79,350	$-	$79,350	$-	$79,350
Professional and consulting fees	300,218	3,205	302,218	3,580	408,835
Interest expense	-	-	-	350	4,222
General and administrative	51	30	210	105	1,407

TOTAL EXPENSES	379,619	3,235	381,778	4,035	493,814

LOSS BEFORE INCOME TAX (PROVISION) BENEFIT	(379,619)	(3,235)	(381,778)	(4,035)	(493,814)

INCOME TAX (PROVISION) BENEFIT	-	-	-	-	-

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED JOINT VENTURE	38,916	-	38,972	-	38,972

NET LOSS	$(340,703)	$(3,235)	$(342,806)	$(4,035)	$(454,842)

Net loss per common share, basic and fully diluted	**	**	**	**	**

Weighted average common shares outstanding (000s)	248,529	243,052	245,798	243,029	243,349

** Less than $.01

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
F/K/A GOLDEN SAND ECO-PROTECTION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30,		Cumulative to date since inception
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(342,806)	$(4,035)	$(454,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	280,000	3,080	336,680
Accrued interest on loan payable – officer			3,067
Minority interest in consolidated affiliate	(38,972)	-	(38,972)
Increase (decrease) in operating liabilities:	-	-
Accounts payable and accrued expenses	(956)	(9,200)	6,648

NET CASH USED IN OPERATING ACTIVITIES	(102,734)	(10,155)	(147,419)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	-	-	1,350
Capital contribution of officer	7,604	9,200	16,804
Proceeds from shareholder loan	95,670	-	95,670
Proceeds from note payable to officer	-	1,074	34,161

NET CASH PROVIDED BY FINANCING ACTIVITIES	103,274	10,274	147,985

NET INCREASE IN CASH AND CASH EQUIVALENTS	540	119	566

CASH AND CASH EQUIVALENTS:

Beginning of period	26	23	-

End of period	$566	$142	$566

SUPPLEMENTAL DISCLOSURES:

Interest paid	$-	$350	$4,222
Income taxes paid	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$280,000	$3,080	$336,680
Advances contributed to capital by officer	$7,604	$9,200	$16,804

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
F/K/A GOLDEN SAND ECO-PROTECTION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity – Galaxy Minerals, Inc. and Subsidiary f/k/a Golden Sand Eco-Protection, Inc. (“the Company”) (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when Mr. Charles Scheuerman sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral assets.

Reverse Merger – The acquisition of Yellow Jacket Finance Limited was effected through a share exchange. The Company issued 241 million shares of its common stock in exchange for the entire share capital of Yellow Jacket Finance Limited. The transaction has been reflected in the accounts of the Company as a reverse merger. The aggregate par value of the 241 million shares issued by the Company has been applied first against additional paid-in capital, with the balance to deficit. Prior year financial statements have been restated to show the activity of Yellow Jacket Finance Limited.

Unaudited Consolidated Financial Statements – The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain of the accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the dated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes – The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes”. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Basic And Fully Diluted Net Loss Per Common Share – The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, “Earnings Per Share”. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Exploration Stage Company – The Company has been devoting its efforts to activities such as acquiring minerals projects, raising capital, establishing sources of information, and developing plans for the exploitation of its minerals assets. The Company has not yet generated any revenues and, as such, it is considered an exploration stage company.

NOTE 2. INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $100,000. This loss may be carried forward to offset federal income taxes in various future years through year 2023. During the year, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $90,968 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $90,968 has been established, resulting in no deferred tax benefit as of the balance sheet date.

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of $342,806 for the six months ended June 30, 2004, and has an accumulated deficit of $454,842. As a result, the Company has a negative working capital and a deficiency in assets. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. The Company anticipates meeting its cash requirements through the financial support of its management and/or shareholders until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company has executive offices in the residence of one of its shareholders and its joint venturer in the Yellow Jacket and Phoenix mines. The Company occupies approximately 200 square feet, free of charge.

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

As of June 30, 2004, the Company had no commitments with respect to the development of its minerals assets.

NOTE 5. REVERSE STOCK SPLIT

Pursuant to a resolution of the Directors, on April 15, 2004, the Company effected  a 4-for-1 reverse stock split of its common stock. There were 8,270,000 shares of Common Stock outstanding prior to the reverse stock split. Immediately following the reverse stock split, there were 2,067,500 shares issued and outstanding. Prior year Financial Statements have been restated to reflect the reverse stock split.

NOTE 6. JOINT VENTURE

On February 14, 2004, Yellow Jacket Finance Limited (“YJF”) and Stealth Enterprises, Inc. (“Stealth”) entered into a Memorandum of Joint Venture Agreement “JV Agreement”). Under the terms of the JV Agreement, JYF and Stealth agreed to share the net proceeds from the exploitation of 52 mineral claims, totaling 1,040 acres, in Santa Cruz County, Arizona in the ratio 51:49. The minerals claims are owned by Stealth. YJF agreed to procure loans of up to $1.1 million for the exploitation of the Yellow Jacket and Phoenix mines, two of the claims listed in the JV Agreement. The financing is conditional upon the results of a feasibility study demonstrating a total mineral resource in the Yellow Jacket and Phoenix mines of more than 75,000 ounces of gold. The Company acquired YJF on April 26, 2004, in a transaction accounted for as a reverse merger.

Because the Company has a 51% interest in the joint venture with Stealth, the joint venture is consolidated in the financial statements of the Company. The 49% minority interest in the loss and net assets of the joint venture owned by Stealth is reflected in the Company’s statement of operations and balance sheet.

NOTE 7. CONSULTING FEES AND DIRECTORS’ FEES

On April 20, 2004, the Company issued 4,000,000 shares in consideration for consulting services pursuant to an S-8 Registration Statement. In addition, on the same day, 300,000 unrestricted and 700,000 restricted shares were issued to each of the three directors of the Company in consideration for directors’ fees. The value of the Company’s stock on April 20, 2004, was $0.04. The entire implied cost of the consulting fees and directors’ fees of $280,000 was recognized as an expense in the statement of operations for the quarter.

NOTE 8. SUBSEQUENT EVENTS

On July 15, 2004, the Company entered into a conditional Stock Purchase Agreement with Langley Park Investments Plc. Pursuant to the agreement, the Company agreed to issue 31,578,950 shares of common stock, restricted in accordance with Rule 144 of the Securities Act of 1933, in exchange for a number of ordinary shares of Langley calculated by dividing the market value of the Company's common stock by the US dollar/pound sterling exchange rate at the close of business on the night before closing. The transaction is expected to close within the next sixty days.

Langley is a privately-held foreign corporation, located in London, that was formed for the purpose of entering into similar stock exchange transactions and anticipates trading on the London Stock Exchange Plc by September 30, 2004. The shares of the Company's common stock, and the shares of Langley ordinary stock, will be placed into escrow. If Langley's ordinary stock is not traded on the London Stock Exchange by September 30, 2004, then the Company has the right to rescind the transaction and both parties receive their respective shares of stock back from escrow. If, however, Langley is successful in obtaining a listing on the London Stock Exchange by September 30, 2004, then Langley will receive the shares of  common stock from escrow, subject to a two (2) year lock-up, and the Company will receive one-half (1/2) of the Langley shares. The Langley shares that are released  within a reasonable period of time following their listing on the London Stock Exchange will be liquidated in order to raise capital for operations. Although the Company agreed upon a value of one British Pound Sterling (£1) (approximately U.S.$1.80 per share) per Langley share, there can be no assurances that it can liquidate some or all of the Langley shares at that price.

Two (2) years after the date of the agreement, the market value of  the Company's common stock will be compared to the market value on the date of the agreement, which was agreed to be $0.38 per share, or $12,000,000. If the market value in two (2) years is the same or higher than it is now, then at that time the Company will receive all of the remaining Langley shares held in escrow. If the market value in two (2) years is lower than it is now, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley shares still held in escrow back to Langley for nominal consideration, up to the maximum number of shares then held in escrow, and the balance are released to the Company. The market value of the Company common stock is measured as the average closing bid price during the ten (10) trading days immediately before the two (2) year anniversary of the agreement.

In connection with the transaction, the Company agreed to pay a finders fee to a third party equal to 15% of the Langley shares, plus 15% of the shares of Company  common stock.

ITEM 2    Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

Overview

Through our subsidiary, we control a 51% interest in 52 mining claims covering 1,040 acres in Santa Cruz County, Arizona. Included in these claims are the Yellow Jacket and Phoenix patented gold projects, located in the Oro Blanco mining district. We conducted exploratory drilling on the Yellow Jacket project in April 2004, and intersected gold bearing veins at a depth of approximately 350 feet.

Development Plans

We continue to evaluate the results from the drilling program and the surface sampling at our Yellow Jacket property. We are determining the optimal method for determining the size of our mineral reserve at Yellow Jacket and Phoenix. At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2003, were prepared assuming that we will continue as a going concern. However, they note that we were in the development stage and have suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about our ability to continue as a going concern.

Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

The following analysis compares the results of operations for the three-month period ended June 30, 2004 to the comparable period ended June 30, 2003.

Results of Operations

Introduction and Plan of Operation

Results for the three months ended June 30, 2003, are not reflective of our current business operations, and as a result we have not provided a detailed analysis of the period as compared to the quarter just ended. Our operations consist primarily of the initial exploration of our recently acquired mining claims. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and exploration of mining claims.

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

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, are as follows:

	Quarter Ended	Quarter Ended	Percentage
	June 30, 2004	June 30, 2003	Change

Revenues	-	-	N/A
Exploration expenses	79,350	-	N/A
Professional and consulting fees	300,218	3,205	9267%
Interest expenses	-	-	N/A
General and administrative	51	30	70%

Total expenses	379,619	3,235	11,635%

Loss before taxes	(379,619)	(3,235)	11,635%

Our exploration expenses for the quarter ended June 30, 2004, consisted entirely of expenses related to drilling and soil sampling at our Yellow Jacket and Phoenix projects.

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, are as follows:

	Quarter Ended	Quarter Ended	Percentage
	June 30, 2004	June 30, 2003	Change

Income tax provision	-	-	N/A
Minority interest in joint venture	38,916	-	N/A
Net loss	(340,703)	(3,235)	10432%

Our net loss from the minority interest in joint venture is $(38,916).

The following analysis compares the results of operations for the six-month period ended June 30, 2004 to the comparable period ended June 30, 2003.

Results of Operations

Introduction

Results for the six months ended June 30, 2003, are not reflective of our current business operations, and as a result we have not provided a detailed analysis of the period as compared to the quarter just ended.

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, are as follows:

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2004	June 30, 2003	Change

Revenues	-	-	N/A
Exploration expenses	79,350	-	N/A
Professional and consulting fees	302,218	3,580	8,442%
Interest expenses	-	350	N/A
General and administrative	210	105	100%

Total expenses	381,778	4,035	9,462%

Loss before taxes	(381,788)	(4,035)	9,462%

    Our exploration expenses for the six months ended June 30, 2004, consisted entirely of expenses related to drilling and soil sampling at our Yellow Jacket and Phoenix projects.

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, are as follows:

	Six Months Ended	Six Months Ended	Percentage
	June 30, 2004	June 30, 2003	Change

Income tax provision	-	-	N/A
Minority interest in joint venture	38,972	-	N/A
Net loss	(342,806)	(4,035)	10,231%

Our net loss from the minority interest in joint venture is $(40,562).

Liquidity and Capital Resources

Introduction

We have not generated any revenue to date. We have primarily financed our activities from loans from our shareholders. We have received loans of $80,000 from a shareholder to undertake the Yellow Jacket and Phoenix drilling programs. Substantially all of these loans were drawn and expended in the second quarter. In addition, we borrowed $15,670 from a shareholder to cover general and administrative expenses.

Our cash, total assets, and total liabilities as of June 30, 2004, as compared to March 31, 2004, are as follows:

	As of	As of
	June 30,	March 31
	2004	2004	Change

Cash	566	49,986	(49,430)
Total assets	566	49,986	(49,986)
Total liabilities	102,318	52,119	50,199

Our cash balance has decreased, and our liabilities have increased, as a result of the professional and consulting fees incurred during the most recent quarter.

Cash Requirements

Our business of acquiring, developing and exploiting minerals assets is contingent upon our ability to secure adequate financing. Our management believes that this financing will be necessary in order for us to continue. We are actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us.

Sources and Uses of Cash

As stated above, we have not generated any revenue to date. We have primarily financed our activities from loans from our shareholders. We have received loans of $80,000 from a shareholder to undertake the Yellow Jacket and Phoenix projects drilling program. Substantially all of these loans were drawn and expended in the second quarter. In addition, we borrowed $15,670 from a shareholder to cover general and administrative expenses.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Because of the very limited operations of the Company to date, no accounting policies have been identified that require management’s most difficult, subjective judgments.

ITEM 3    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the President, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. These limitations are enhanced by the fact that the Company’s accounting department consists of one individual. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the President, Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2004, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company’s systems evolve with, and meet the needs of, the Company’s business. These changes may include changes necessary or desirable to address recommendations of the Company’s management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company’s financial statements. These changes may include changes to the Company’s own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company’s controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company’s disclosure controls and procedures, as well as the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II

ITEM 1    Legal Proceedings

There are no updates to the litigation disclosure in our Quarterly Report for the quarter ended March 31, 2004.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2    Changes in Securities and Use of Proceeds

On April 20, 2004, we issued 700,000 shares of our common stock, restricted in accordance with Rule 144, to each of our three directors, namely Richard N. Jobling, Paul B. Oettel, and Vincent Plenge, for an aggregate issuance of 2,100,000 shares. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were each accredited.

ITEM 3    Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

Effective on April 7, 2004, we changed our name from Golden Sand Eco-Protection, Inc. to Galaxy Minerals, Inc.

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

2.1 (3)	Agreement and Plan of Reorganization dated as of April 16, 2004 between the Company and Yellow Jacket Finance Limited

3.1 (1)	Articles of Incorporation of HeavenExpress.com Inc.

3.2 (2)	Certificate of Amendment to the Articles of Incorporation of HeavenExpress.com Inc. filed March 4, 2002

3.3	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed September 3, 2003

3.4	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed April 7, 2004

3.5 (1)	Bylaws of HeavenExpress.com Inc.

4.1	Articles of Amendment to Articles of Incorporation of Golden Sand Eco-Protection, Inc. creating Series A Convertible Preferred Stock

4.2 (5)	2004 Equity Compensation Plan

10.1 (4)	Memorandum of Joint Venture Agreement dated as of February 2003 by and between Yellow Jacket Finance Limited, Stealth Enterprises, Inc., and Oro Blanco Mining, LLC

10.2 (5)	Consulting Agreement dated April 1, 2004 with Stephen Stamp

10.3 (5)	Consulting Agreement dated April 1, 2004 with Samantha Brown

10.4 (5)	Consulting Agreement dated April 16, 2004 with Scott Goldstein

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from our Registration Statement on Form SB-2 dated January 24, 2000 and filed with the Commission on January 27, 2000.

(2)     Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 22, 2002.

(3)     Incorporated by reference from our Current Report on Form 8-K dated April 22, 2004 and filed with the Commission on April 26, 2004.

(4)     Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on April 30, 2004.

(5)     Incorporated by reference from our Registration Statement on Form S-8 dated April 21, 2004 and filed with the Commission on April 26, 2004.

(b)   Reports on Form 8-K

On April 26, 2004, we filed an Item 1, 2, 5, and 7 Current Report on Form 8-K dated April 22, 2004, describing the acquisition of Yellow Jacket Finance Limited, a 1-for-4 reverse stock split effective April 15, 2004, the appointment of Vincent Plenge and P. Bruce Oettel to our board of directors, and a name change and trading symbol change.

On April 30, 2004, we filed an Item 2 Current Report on Form 8-K dated April 30, 2004, describing a Memorandum and Joint Venture Agreement by and between Yellow Jacket Finance Limited, Stealth Enterprises, Inc., and Oro Blanco Mining, LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004	Galaxy Minerals, Inc.

/s/ Richard N. Jobling

By: Richard N. Jobling
Its: President, Chief Executive Officer, and Chief Financial Officer

