Form 10QSB
period 2004-09-30
GALAXY MINERALS INC
filed 2004-11-23
CIK 1102217

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to _______________.


                        COMMISSION FILE NUMBER: 333-95549


                              GALAXY MINERALS, INC.
        (Exact name of small business issuer as specified in its charter)



                    FLORIDA                              65-0974212
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)              Identification No.)

                           500 PARK AVENUE, SUITE 203
                              LAKE VILLA, IL 60046
                    (Address of principal executive offices)

                                 (847) 265-7600
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DUIRNG THE PRECEDING FIV EYEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2004, there were 327,383,292 shares of common stock, par value $0.001, issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                                 Yes [ ] No [X]

                              GALAXY MINERALS, INC.


                                TABLE OF CONTENTS
                                -----------------



                         PART I - FINANCIAL INFORMATION

ITEM 1         Financial Statements............................................3

ITEM 2         Managements Discussion and Analysis or Plan of Operation.......12

ITEM 3         Controls and Procedures........................................16


                           PART II - OTHER INFORMATION

ITEM 1         Legal Proceedings..............................................18

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds....18

ITEM 3         Defaults Upon Senior Securities................................18

ITEM 4         Submission of Matters to a Vote of Security Holders............18

ITEM 5         Other Information..............................................18

ITEM 6         Exhibits.......................................................19

                         PART I - FINANCIAL INFORMATION


This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   FINANCIAL STATEMENTS



                                GALAXY MINERALS, INC. AND SUBSIDIARY
                               F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                                   (AN EXPLORATION STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                         SEPTEMBER 30, 2004
==========================================================================================

                                               ASSETS

CURRENT ASSETS

        Cash                                                                 $      1,234
        Investments                                                             3,687,226
        Deferred tax asset, less valuation allowance of $2,461,000                     --
                                                                             -------------
                      TOTAL ASSETS                                              3,688,460
                                                                             =============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

        Accounts payable and accrued expenses                                $      9,498
        Stockholder loans                                                         235,372
                                                                             -------------
                     TOTAL CURRENT LIABILITIES                                    244,870
                                                                             -------------

MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE                                   (38,981)
                                                                             -------------

STOCKHOLDERS' EQUITY

        Preferred stock ($.001 par value, 10,000,000 shares
          authorized: none issued and outstanding)                                     --
        Common stock ($.001 par value, 500,000,000 shares
          authorized: 327,383,293 issued and outstanding)                         327,383
        Additional paid-in-capital                                             15,595,685
        Deficit accumulated during the exploration stage                      (12,309,492)
        Deficit                                                                  (131,005)
                                                                             -------------
                     TOTAL STOCKHOLDERS' EQUITY                                 3,482,571
                                                                             -------------

                                                                             -------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  3,688,460
                                                                             =============


                  See accompanying notes to the consolidated financial statements.


                                               GALAXY MINERALS, INC. AND SUBSIDIARY
                                              F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                                                  (AN EXPLORATION STAGE COMPANY)
                                               STATEMENTS OF OPERATIONS (UNAUDITED)

==========================================================================================================================

                                                                                                            Cumulative to
                                             For The Three Months              For The Nine Months             date since
                                              Ended September 30,              Ended September 30,              inception
                                                                                                            (December 19,
                                                                                                                  1999 to
                                                                                                            September 30,
                                                   2004            2003             2004            2003            2004)
                                        ----------------------------------------------------------------------------------
OPERATING EXPENSES:

     Minerals property acquisition
     costs                                $   7,120,000     $         -    $   7,120,000    $          -    $   7,120,000
     Exploration expenses                             -               -           79,350               -           79,350
     Professional and consulting fees         2,421,681           1,200        2,723,899           4,780        2,830,516
     Interest expense                                 -               -                -             350            4,222
     General and administrative                     204              45              414             150            1,611
     Impairment of investment                 2,312,774               -        2,312,774               -        2,312,774
                                        ----------------------------------------------------------------------------------
     TOTAL EXPENSES                          11,854,659           1,245       12,236,437           5,280       12,348,473
                                        ----------------------------------------------------------------------------------

     LOSS BEFORE INCOME TAX
     (PROVISION) BENEFIT                    (11,854,659)         (1,245)     (12,236,437)         (5,280)     (12,348,473)

     INCOME TAX (PROVISION) BENEFIT                   -               -                -               -                -


     MINORITY INTEREST IN NET LOSS OF
     CONSOLIDATED JOINT VENTURE                       9               -           38,981               -           38,981
                                        ----------------------------------------------------------------------------------
     NET LOSS                             $ (11,854,650)    $    (1,245)   $ (12,197,456)   $     (5,280)   $ (12,309,492)
                                        ----------------------------------------------------------------------------------


     Net loss per common share,
     basic and fully
     diluted                                         **              **               **              **               **
                                        ==================================================================================

     Weighted average common
     shares outstanding (000s)              269,179,628     243,029,000      255,995,397     243,029,000      245,036,700
                                        ==================================================================================

** Less than $.01

                                 See accompanying notes to the consolidated financial statements.


                                          GALAXY MINERALS, INC. AND SUBSIDIARY
                                         F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                                             (AN EXPLORATION STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
==================================================================================================================


                                                                        Nine Months Ended           Cumulative to
                                                                           September 30,               date since
                                                                       2004              2003           inception
                                                              ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                $(12,197,456)      $     (5,280)      $(12,309,492)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
          Common stock issued for services                       2,680,000              3,080          2,736,680
          Common stock issued for mineral properties             7,000,000                 --          7,000,000
          Accrued interest on loan payable - officer                    --                 --              3,067
          Impairment of investment                               2,312,774                 --          2,312,774
          Minority interest in consolidated affiliate              (38,981)                --            (38,981)
          Increase (decrease) in operating liabilities:
               Accounts payable and accrued expenses                 1,895             (8,000)             9,499
                                                              ---------------------------------------------------
               NET CASH USED IN OPERATING
               ACTIVITIES                                         (241,768)           (10,200)          (286,453)
                                                              ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock                               --                 --              1,350
      Capital contribution of officer                                7,604              9,200             16,804
      Proceeds from shareholder loan                               235,372                 --            235,372
      Proceeds from note payable to officer                             --              1,074             34,161
                                                              ---------------------------------------------------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                242,976             10,274            287,687
                                                              ---------------------------------------------------

               NET INCREASE IN CASH
               AND CASH EQUIVALENTS                                  1,208                 74              1,234

CASH AND CASH EQUIVALENTS:
               Beginning of period                                      26                 23                 --
                                                              ---------------------------------------------------
               End of period                                  $      1,234       $         97       $      1,234
                                                              ---------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                           $         --       $        350       $      4,222
      Income taxes paid                                       $         --       $         --       $          -
                                                              ---------------------------------------------------

NON-CASH FINANCING ACTIVITIES:
      Common stock issued for services                        $  2,680,000       $      3,080       $  2,736,680
      Common stock issued for investment                      $  6,000,000                 --       $  6,000,000
      Common stock issued for mineral properties              $  7,000,000                 --       $  7,000,000
      Common stock issued for commissions                     $  1,800,000                 --       $  1,800,000
      Advances contributed to capital by officer              $      7,604       $      9,200       $     16,804
                                                              ---------------------------------------------------


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


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and Subsidiary (f/k/a Golden Sand Eco-Protection, Inc.) ("the Company") (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when Mr. Charles Scheuerman sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral assets.

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

Unaudited Consolidated Financial Statements - The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Mineral Properties - Costs of acquisition, exploration, carrying, and retaining unproven properties are expenses as incurred.


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

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $2,461,000 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $2,461,000 has been established, resulting in no deferred tax benefit as of the balance sheet date.


NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $12,197,456 for the nine months ended September 30, 2004, and has an accumulated deficit of $12,309,492. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Although the Company completed a financing via a stock swap with Langley Park Investments Plc of the UK on September 30, 2004 the Company cannot be sure of meeting its cash requirements until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Our business of acquiring, developing and exploiting minerals assets is contingent upon our ability to secure adequate financing. Our management believes that this financing will be necessary in order for us to continue. We are actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us. We have concluded equity swaps with Langley Park Investments LPI.L and have liquidated a portion of this equity to meet ongoing cash commitments. However, we intend to actively initiate additional capital raising exercises to better position the Company.


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

As of September 30, 2004, the Company had no commitments with respect to the development of its mineral assets.


NOTE 5.  REVERSE STOCK SPLIT

Pursuant to a resolution of the Directors, on April 15, 2004, the Company effected a 4-for-1 reverse stock split of its common stock. There were 8,270,000 shares of Common Stock outstanding prior to the reverse stock split. Immediately following the reverse stock split, there were 2,067,500 shares issued and outstanding. The prior year financial statements have been restated to reflect the reverse stock split.


NOTE 6.  JOINT VENTURE

On February 14, 2004, Yellow Jacket Finance Limited ("YJF") and Stealth Enterprises, Inc. ("Stealth") entered into a Memorandum of Joint Venture Agreement "JV Agreement"). Under the terms of the JV Agreement, JYF and Stealth agreed to share the net proceeds from the exploitation of 52 mineral claims, totaling 1,040 acres, in Santa Cruz County, Arizona in the ratio 51:49. The minerals claims are owned by Stealth. Although YJF agreed to procure loans of up to $1.1 million for the exploitation of the Yellow Jacket and Phoenix mines, the Company expects to be able to fund the exploration from its own resources and has released YJF from its commitment. YJF, in turn, has released Yellow Jacket Investments Limited from its commitment to YJF. The Company acquired YJF on April 26, 2004, in a transaction accounted for as a reverse merger.

Because the Company has a 51% interest in the joint venture with Stealth, the joint venture is consolidated in the financial statements of the Company. The 49% minority interest in the loss and net assets of the joint venture owned by Stealth is reflected in the Company's statement of operations and balance sheet.


NOTE 7.  CONSULTING FEES AND DIRECTORS' FEES

On April 20, 2004, the Company issued 4,000,000 shares in consideration for consulting services pursuant to an S-8 Registration Statement. In addition, on the same day, 300,000 unrestricted and 700,000 restricted shares were issued to each of the three directors of the Company in consideration for directors' fees. The value of the Company's stock on April 20, 2004, was $0.04. The entire implied cost of the consulting fees and directors' fees of $280,000 was recognized as an expense in the statement of operations for the second quarter.

On August 19, 2004, the Company issued 6,000,000 shares in consideration for consulting services pursuant to an S-8 Registration Statement. The value of the Company's stock on August 19, 2004, was $0.40. The entire implied cost of the consulting fees of $2,400,000 was recognized as an expense in the statement of operations for the third quarter.


NOTE 8.  STOCK SWAP WITH LANGLEY PARK INVESTMENTS PLC

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

Langley is a privately-held foreign corporation, located in London, that was formed for the purpose of entering into similar stock exchange transactions and obtained a listing on the London Stock Exchange on September 30, 2004. Langley received the shares of common stock from escrow, subject to a two (2) year lock-up, and the Company received one-half (1/2) of the Langley shares with the other half remaining in escrow for two years. Two (2) years after the date of the agreement, the market value of the Company's common stock will be compared to the market value on the date of the agreement, which was agreed to be $0.38 per share, or $12,000,000. If the market value in two (2) years is the same or higher than it is now, then at that time the Company will receive all of the remaining Langley shares held in escrow. If the market value in two (2) years is lower than it is now, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley shares still held in escrow back to Langley for nominal consideration, up to the maximum number of shares then held in escrow, and the balance are released to the Company. The market value of the Company's common stock is measured as the average closing bid price during the ten (10) trading days immediately before the two (2) year anniversary of the agreement.

In view of the lack of marketability, the size and the minority position of the holder, the issuance of Company common stock to Langley was deemed to have taken place at $0.19 for the purposes of the financial statements, a 50% discount to the $0.38 price in the Stock Purchase Agreement. The carrying value of the Langley shares was further impaired in light of trading of Langley shares on the London Stock Exchange post quarter end.

In connection with the transaction, the Company agreed to pay a finders fee to a third party of 991,190 Langley shares (equal to 15% of the Langley shares received), plus 4,736,843 shares of Company common stock (equal to 15% of the number of shares of Company common stock issued to Langley) plus the same number of warrants over Company common stock with a strike price of $0.38. The entire finders fee was charged to additional paid-in capital.


NOTE 9.  ACQUISITION OF RIGHTS TO CULLEBRILLAS MINE, PERU

On August 19, 2004, the Company entered into a Joint Venture Agreement with Javier Iparraguirre Segastegui of Peru. Segastegui owns a full and undivided interest in eight gold metallic mining concessions known as the "Cullebrillas Mine", consisting of from 41 to 957 hectares each. The purpose of this Agreement was to obtain a lease and rights to up to 90% of the net profits in the Cullebrillas Mine and an option to purchase the Mine. The term of the Agreement is ten years, with an option to extend the term for an additional ten years, until July 30, 2024.

Pursuant to the terms of the Agreement, the Company paid $120,000 to Segastegui during the quarter. During the lease, the Company is obligated to commit $1,500,000 over 18-months commencing September 15, 2004, for an initial exploration drilling program and, depending upon the results of that program may be required to commit further sums for capital expenditure. Upon presentation to Segastegui of the necessary findings, we will receive title to 100% interest in the Property. Segastegui will receive 10% net profits interest in Mine production and 5% net smelter returns royalty. Segastegui will also receive $1 per Troy ounce for each 1,000,000 ounces of Gold validated in the proven gold reserve status, payable quarterly over five years.

In addition, at the same time, the Company entered into a compensation agreement with Amulet Holdings Limited, located in Seychelles, to compensate Amulet for its efforts and its waiver of rights in securing the Project Joint Venture Agreement. The Company issued Amulet 35,000,000 restricted 144 shares and, should production commence, Amulet will be entitled to 25% of the net proceeds, payable quarterly.

The cost of acquiring rights to the Cullebrillas mine, including the market value of the shares of common stock issued to Amulet, has been expensed in the quarter. The shares of common stock issued to Amulet were valued at 50% of market value to reflect lack of marketability, the size of the issuance and the minority position of Amulet.

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

         Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

OVERVIEW

         Through our subsidiary, we control a 51% interest in 52 mining claims covering 1,040 acres in Santa Cruz County, Arizona. Included in these claims are the Yellow Jacket and Phoenix patented gold projects, located in the Oro Blanco mining district. We conducted exploratory drilling on the Yellow Jacket project in April 2004, and intersected gold bearing veins at a depth of approximately 350 feet. No exploration took place in the third quarter. Our efforts were focused on augmenting our minerals rights including the successful acquisition of the rights to the Cullebrillas mine in Peru.

Development Plans
-----------------

         We continue to evaluate the results from the drilling program and the surface sampling at our Yellow Jacket property. We are determining the optimal method for determining the size of our mineral reserve at Yellow Jacket and Phoenix. At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants
-------------------------------------------------------------------------------

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

THE FOLLOWING ANALYSIS COMPARES THE RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 TO THE COMPARABLE PERIOD ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

Introduction and Plan of Operation
----------------------------------

         Results for the three months ended September 30, 2003, are not reflective of our current business operations, and as a result we have not provided a detailed analysis of the period as compared to the quarter just ended. Our operations consist primarily of the initial exploration of our recently acquired mining claims. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and exploration of mining claims.

         We have appointed new Directors to our Board with combined experience in general management, mining engineering and geology. We expect to expand our executive management team in due course as resources permit.

         Our immediate focus is on the substantiation of the mineral resource in the Yellow Jacket and Phoenix properties. We did not undertake any drilling in the third quarter although we expect to continue the program in the fourth quarter. The results of the entire drilling program should enable us to estimate the total mineral resource at the Yellow Jacket and Phoenix properties.

Revenues and Loss from Operations
---------------------------------

         Our revenues, exploration expenses, operating expenses, and loss before taxes for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, are as follows:

                                            Quarter Ended          Quarter Ended
                                            September 30,          September 30,       Percentage
                                                 2004                   2003             Change
                                         --------------------    ------------------  --------------
Revenues                                                   -                     -             N/A
Minerals property acquisition costs                7,120,000                     -             N/A
Exploration expenses                                       -                     -             N/A
Professional and consulting fees                   2,421,681                 1,200       201,707 %
Interest expenses                                          -                     -             N/A
General and administrative                               204                    45           353 %
Impairment of investment                           2,312,774                     -             N/A
                                       ----------------------  --------------------
   Total expenses                                 11,854,659                 3,235       366,350 %
                                       ----------------------  --------------------
Loss before taxes                                (11,854,659)               (3,235)      355,350 %
                                       ======================  ====================

         The minerals property acquisition cost relates to the acquisition of the rights to the Cullebrillas mine in Peru. The impairment of investment expense relates to the write down of the carrying value of the Langley shares received pursuant to the stock swap arrangements with Langley Park Investments Plc to GBP0.31 per share.

Taxes, Joint Venture Interests, and Net Loss
--------------------------------------------

         Our taxes, income from joint venture interest, and net loss for the quarter ended September 30, 2004, as compared to the quarter ended June 30, 2003, are as follows:

                                         Quarter Ended           Quarter Ended      Percentage
                                         June 30, 2004           June 30, 2003        Change
                                        -----------------      -----------------  --------------
Income tax provision                                   -                      -             N/A
Minority interest in joint venture                     9                      -             N/A
Net loss                                     (11,854,650)                (3,235)      366,350 %


         Our net loss from the joint venture is $(9).

THE FOLLOWING ANALYSIS COMPARES THE RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 TO THE COMPARABLE PERIOD ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

Introduction
------------

         Results for the nine months ended September 30, 2003, are not reflective of our current business operations, and as a result we have not provided a detailed analysis of the period as compared to the quarter just ended.

Revenues and Loss from Operations
---------------------------------

         Our revenues, exploration expenses, operating expenses, and loss before taxes for the nine months ended September 30, 2004, as compared to the six months ended September 30, 2003, are as follows:

                                          Nine Months Ended      Nine Months Ended
                                            September 30,           September 30,      Percentage
                                                2004                    2003             Change
                                         --------------------    ------------------  --------------
Revenues                                                   -                     -             N/A
Minerals property acquisition costs                7,120,000                     -             N/A
Exploration expenses                                  79,350                     -             N/A
Professional and consulting fees                   2,723,899                 4,780        56,885 %
Interest expenses                                          -                   350             N/A
General and administrative                               414                   150           176 %
Impairment of investment                           2,312,774                     -             N/A
                                       ----------------------  --------------------
   Total expenses                                  5,116,437                 5,280       231,651 %
                                       ----------------------  --------------------
Loss before taxes                                (12,236,437)               (5,280)      231,651 %
                                       ======================  ====================

         The minerals property acquisition cost relates to the acquisition of the rights to the Cullebrillas mine in Peru. The impairment of investment expense relates to the write down of the carrying value of the Langley shares received pursuant to the stock swap arrangements with Langley Park Investments Plc to GBP0.31 per share.

Taxes, Joint Venture Interests, and Net Loss
--------------------------------------------

         Our taxes, income from joint venture interest, and net loss for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, are as follows:

                                          Nine Months            Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,      Percentage
                                              2004                   2003            Change
                                        -----------------      -----------------  --------------
Income tax provision                                   -                      -             N/A
Minority interest in joint venture                38,981                      -             N/A
Net loss                                     (12,197,456)                (5,280)      231,651 %


         Our net loss from the joint venture is $(40,572).

LIQUIDITY AND CAPITAL RESOURCES

Introduction
------------

         We have not generated any revenue to date. We have primarily financed our activities from loans from our shareholders. We have received loans of $80,000 from a shareholder to undertake the Yellow Jacket and Phoenix drilling programs. Substantially all of these loans were drawn and expended in the second quarter. In addition, we borrowed $155,372 from a shareholder to cover general and administrative expenses. The stock swap arrangements with Langley Park Investments Plc which were completed on September 30, 2004 resulted in the Company receiving Langley shares listed on the London Stock Exchange which can be liquidated to provide working capital.

         Our cash, total assets, and total liabilities as of September 30, 2004, as compared to June 30, 2004, are as follows:

                                     As of                     As of                 Percentage
                                 September 30,                June 30
                                      2004                      2004                   Change
                               -------------------       -------------------       ---------------
Cash                                        1,234                       566                 118 %
Total assets                            3,688,460                       566                   N/M
Total liabilities                         244,871                   102,318                 139 %


         Our assets have increased as a result of the stock swap arrangements with Langley Park Investments Plc.

Cash Requirements
-----------------

         Our business of acquiring, developing and exploiting minerals assets is contingent upon our ability to secure adequate financing. Our management believes that additional financing will be necessary in order for us to continue.

Sources and Uses of Cash
------------------------

         As stated above, we have not generated any revenue to date. We have primarily financed our activities from loans from our shareholders. We have received loans of $80,000 from a shareholder to undertake the Yellow Jacket and Phoenix projects drilling program. Substantially all of these loans were drawn and expended in the second quarter. In addition, we borrowed $155,372 from a shareholder to fund our general and administrative expenses.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Because of our very limited operations to date, no accounting policies have been identified that require management's most difficult, subjective judgments.

ITEM 3   CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation under the supervision and with the participation of the Company's management, including the President, Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. These limitations are enhanced by the fact that our accounting department consists of one individual. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the President, Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         From time to time, our Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of our Company's disclosure controls and procedures, as well as its internal control over financial reporting. We may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that our systems evolve with, and meet the needs of, our business. These changes may include changes necessary or desirable to address recommendations of our management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the our financial statements. These changes may include changes to the our own systems, as well as to the systems of businesses that we have acquired or that we may acquire in the future and will, if made, be intended to enhance the effectiveness of our controls and procedures. We also continually striving to improve our management and operational efficiency and we expect that our efforts in that regard will from time to time directly or indirectly affect our disclosure controls and procedures, as well as our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         There are no updates to the litigation disclosure in our Quarterly Report for the quarter ended June 30, 2004.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 25, 2004, we issued 31,578,950 shares of our common stock, restricted in accordance with Rule 144, to an unrelated third party pursuant to the terms of a Stock Purchase Agreement. The shares were issued pursuant to a contract dated July 15, 2004 and held in escrow until fulfillment of the contract on September 30, 2004. The issuance was exempt from registration pursuant to Regulation S, and the investor was accredited.

         On September 1, 2004, we issued 4,736,842 shares of our common stock, restricted in accordance with Rule 144, to an unrelated third party for services related to the Stock Purchase Agreement entered into on August 25, 2004. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investor.

         On September 28, 2004, we issued 35,000,000 shares of our common stock, restricted in accordance with Rule 144, to an unrelated third party for services related to the consummation of a mining contract. The shares were issued pursuant to a contract dated August 19, 2004. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investor.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         There have been no events that are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no events that are required to be reported under this Item.

ITEM 5   OTHER INFORMATION

Amended Joint Venture Agreement
-------------------------------

         On November 2, 2004, we entered into an Amended Joint Venture Agreement with Javier Iparraguirre Segastegui regarding the Cullebrillas Mine. The Amended Agreement replaces the Joint Venture Agreement entered into with the same party on August 19, 2004.

Statement Concerning International Risks
----------------------------------------

         We operate in developing markets, which may subject us to volatile conditions not present in the United States. Our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States generally do not contend with, such as:

         o foreign currency exchange fluctuations and instability of foreign currencies;

         o varying foreign governmental regulations and regulatory authority requirements;

         o political or economic instability and volatility in particular countries or regions;

         o        limited protection for intellectual property;

         o difficulties in staffing and managing international operations; and

         o        difficulties in collecting accounts receivable.

         Our business could be exposed to risks due to civil and political unrest in third world countries such as Peru. If civil and political conditions worsen, or if instability develops in other countries within our geographic focus, our operations and financial condition could be negatively affected. In addition, we may be exposed to, and our business may be negatively affected by, foreign currency fluctuations. If we are not successful in managing these risks, our business and financial condition could be seriously harmed.

ITEM 6   EXHIBITS

(a)      Exhibits

         2.1 (3) Agreement and Plan of Reorganization dated as of April 16, 2004 between the Company and Yellow Jacket Finance Limited

         3.1 (1)      Articles of Incorporation of HeavenExpress.com Inc.

         3.2 (2) Certificate of Amendment to the Articles of Incorporation of HeavenExpress.com Inc. filed March 4, 2002

         3.3 (5) Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed September 3, 2003

         3.4 (5) Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed April 7, 2004

         3.5 (1)      Bylaws of HeavenExpress.com Inc.

         4.1 (5) Articles of Amendment to Articles of Incorporation of Golden Sand Eco-Protection, Inc. creating Series A Convertible Preferred Stock

         4.2 (4)      2004 Equity Compensation Plan

         10.1 (6) Stock Purchase Agreement with Langley Park Investments PLC dated July 15, 2004

         10.2 (6)     Escrow Agreement dated July 15, 2004

         10.3 (7) Joint Venture Agreement with Javier Iparraguirre Segastegui dated August 19, 2004

         10.4 (7)     Consulting Agreement with Scott Goldstein dated August 19,
                      2004

         10.5 (7) Compensation Agreement with Amulet Holdings Limited dated August 19, 2004

         10.6 (8)     Registration Rights Agreement dated August 30, 2004

         10.7 (8) Letter Agreement with Amulet Holdings Limited dated August 30, 2004

         10.8 Amended Joint Venture Agreement with Javier Iparraguirre Segastegui dated November 2, 2004

         10.9         Title Certificate

         10.10        Title Certificate (Spanish Version)

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

         (3) Incorporated by reference from our Current Report on Form 8-K dated April 22, 2004 and filed with the Commission on April 26, 2004.

         (4) Incorporated by reference from our Registration Statement on Form S-8 dated April 21, 2004 and filed with the Commission on April 26, 2004.

         (5) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, dated August 12, 2004 and filed with the Commission on August 16, 2004.

         (6) Incorporated by reference from our Current Report on Form 8-K dated July 28, 2004 and filed with the Commission on July 29, 2004.

         (7) Incorporated by reference from our Current Report on Form 8-K dated August 30, 2004 and filed with the Commission on August 31, 2004.

         (8) Incorporated by reference from our Current Report on Form 8-K dated September 7, 2004 and filed with the Commission on September 8, 2004.

(b)      Reports on Form 8-K

         On July 29, 2004, we filed an Item 5 Current Report on Form 8-K dated July 28, 2004 regarding an agreement with Langley Park Investmetns, Plc.

         On August 31, 2004, we filed an Item 1.01 Current Report on Form 8-K dated August 30, 2004 regarding agreements with Javier Iparraguirre Segastegui, Scott Goldstein, and Amulet Holdings Limited.

         On September 8, 2004, we filed an Item 1.01 Current Report on Form 8-K dated September 7, 2004 regarding a registration rights agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 22, 2004           GALAXY MINERALS, INC.
                                    --------------------------------------------
                                    (Registrant)



Dated:  November 22, 2004           /s/  Matthew J. Symonds
                                    --------------------------------------------
                                    Matthew J. Symonds, Interim President and
                                    Interim Chief Financial Officer