Form 10KSB
period 2004-12-31
GALAXY MINERALS INC
filed 2005-05-09
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                        Commission file number: 333-95549

                              Galaxy Minerals, Inc.
                 (Name of small business issuer in its charter)

           Florida                                        65-0974212
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

       500 Park Avenue, Suite 203
             Lake Villa, IL                                 60046
 (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number (847) 265-7600

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                                (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 2004, were $0.

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $19,600,626, based on the closing bid price of $0.0471 for our common stock on April 26, 2005.

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 7, 2005, there were 416,149,180 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

  Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              Galaxy Minerals, Inc.

                                TABLE OF CONTENTS

PART I     ....................................................................................................3

ITEM 1 - DESCRIPTION OF BUSINESS...............................................................................3
ITEM 2 - DESCRIPTION OF PROPERTY..............................................................................11
ITEM 3 - LEGAL PROCEEDINGS....................................................................................11
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................11

PART II    ...................................................................................................12

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................12
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................14
ITEM 7 - FINANCIAL STATEMENTS.................................................................................19
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................20
ITEM 8A - CONTROLS AND PROCEDURES.............................................................................20
ITEM 8B - OTHER INFORMATION...................................................................................20

PART III   ...................................................................................................21

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT....................................................................................21
ITEM 10 - EXECUTIVE COMPENSATION..............................................................................22
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................24
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................26
ITEM 13 - EXHIBITS............................................................................................27
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................................29

                                     PART I

      This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

      Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

Organizational History

      We were originally incorporated under the name Heavenexpress.com, Inc., in the State of Florida on December 8, 1999. At the time we operated under the name Heavenexpress.com, Inc., we were in the business of providing memorial products and services through the Internet. We have since ceased these business operations.

      On September 3, 2004, we changed our name to Golden Sand Eco-Protection, Inc. On February 23, 2004, there was a change of control of the Company when Mr. Charles Scheuerman sold 7,550,000 shares, representing approximately 91% of our then issued common shares, to Yellow Jacket Investments Limited, a British Virgin Islands company.

      Following this acquisition, we then acquired Yellow Jacket Finance Limited, a British Virgin Islands company, on April 20, 2004. The acquisition of Yellow Jacket Finance Limited was effected through a share exchange. We issued 241 million shares of our common stock in exchange for the entire share capital of Yellow Jacket Finance Limited. The transaction has been reflected in our accounts as a reverse merger.

      Following our reverse merger with Yellow Jacket Finance Limited we became an exploration stage company that is engaged in the acquisition, development and exploitation of mineral assets. Our primary focus is to obtain minerals rights at mines for the purpose of mining gold, but we also plan to mine other minerals. Since these exploration operations began we have been involved in the following projects: the Yellow Jacket & Phoenix Mine, the Oatman/Lexington Mines, the Bonanza Project, and the Culebrillas Mine-Peru.

Description of Our Business

      We are an exploration stage company. All of the properties in which we have mineral rights are presently in the exploration stage. We do not have any commercially viable reserves on any of the properties. There is no assurance that a commercially viable mineral deposit exists on any of the mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of the properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

      A glossary of the mining and mineral resource terms used in this Annual Report are attached as an Exhibit hereto.

      A brief description and our plan of operations for each of the properties where we have mineral rights is discussed below:

Yellow Jacket & Phoenix Mine

      The Yellow Jacket & Phoenix Mine consists of 40 acres and is located in the Oro Blanco Mining District in Santa Cruz County, Arizona. Pursuant to a joint venture agreement with Oro Blanco, LLC, a Nevada limited liability company, and Stealth Enterprises, Inc., an Illinois corporation, dated February 2004, we currently own the rights to 51% of all minerals and any other materials, whether natural or man-made, extracted from the Yellow Jacket & Phoenix Mine. Oro Blanco, LLC, and Stealth Enterprises, Inc., are controlled by one of our shareholders.

      During this past year we drilled, rock-chip sampled, conducted soil geochemistry, gathered samples for assays, conducted numerous field excursions, and consulted with various mining engineers, and other industry personnel, regarding these mines. We also re-graded the roads surrounding the mines to increase accessibility. Based on the results of these activities we believe the placement of a pilot plant, which is a tool that extracts minerals from the rocks in the mine, would be advantageous at this time and plan to put one in place as soon as funds are available.

      Although not related to our joint venture agreement with Oro Blanco, LLC and Stealth Enterprises, Inc., in April, 2004, we acquired the rights to explore approximately 50 unpatented claims covering 1,000 acres near the Yellow Jacket & Phoenix Mine from the State of Arizona. After preliminary exploration of this property, we deemed this land to be unworthy of further exploration and let our mineral rights to these claims lapse in July, 2004.

Oatman/Lexington Mines

      The Oatman/Lexington Mines consist of 7 patented (privately-owned land where owner can mine or convey rights to the property) and 76 unpatented (government-owned land where the government has conveyed the right to mine the property) mining claims in and around Oatman, Arizona. Searchlight Exploration, LLC, an Arizona limited liability company, owns the mining and minerals rights to these mines. Pursuant to a joint venture agreement with Searchlight dated October 31, 2004, we have the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement we pay $10,000 per quarter for the rights under this agreement. If we fail to make these payments Searchlight has the right to terminate this agreement and disallow further exploration by us at this mine.

      Currently, we are in the process of conducting preliminary plotting, mapping, and rock chip sampling from the 7 patented mines. After this is completed we currently plan on hiring a geological services company to conduct a review of the 76 unpatented parcels of property. To date, the mining of this location is in the preliminary stages and we do not anticipate any substantial mining at this location in the near future.

Bonanza Project

      The Bonanza Project consists of approximately 5,000 acres of land located in Mohave County, Arizona. Searchlight Exploration, LLC, an Arizona limited liability company, owns the mining and minerals rights to these mines. Pursuant to a joint venture agreement with Searchlight dated October 31, 2004, we have the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement we pay $10,000 per quarter for the rights under this agreement. If we fail to make these payments Searchlight has the right to terminate this agreement and disallow further exploration by us at this mine.

      Currently, we plan on taking bids from drilling and/or engineering companies to drill sample locations on the project. Based on these results we will develop and plan going forward.

Culebrillas Gold Mine

      The Culebrillas Gold Mine is located in the Pataz Gold Belt of Northern Peru. Pursuant to an agreement with Javier Iparraguirre Sagastegui, an individual, we believed we had acquired the certain mineral rights to develop and drill at the Culebrillas Gold Mine. However, it has recently come to our attention that the underlying rights to the Culebrillas Gold Mine may be in dispute between Mr. Sagastegui and a third party. We are not a party to this dispute. We are currently investigating this dispute and its potential impact on our mineral rights to the Culebrillas Gold Mine. Until this dispute regarding the rights to the Culebrillas Gold Mine is resolved we have ceased all payments to Mr. Sagastegui under our agreement. If Mr. Sagastegui is found to not have the mineral rights to the Culebrillas Gold Mine this would affect our rights to the Culebrillas Gold Mine and we may have to take further action at that time.

      On March  29,  2005,  we  received  a letter  from an  entity  called  JIS
Holdings, S.A., a company attempting to assert certain rights under our agreement with Mr. Sagastegui, including the rights to our payments that would be due to Mr. Sagastegui if we were certain of his ownership of the Culebrillas Gold Mine. We have not received any evidence that Mr. Sagastegui transferred his ownership interest in the Culebrillas Gold Mine, and we did not consent to any assignment of his ownership interest in the Culebrillas Gold Mine, which is a requirement under our agreement with Mr. Sagastegui. Therefore, we are withholding the payments pending a resolution of this matter.

      To our knowledge, the agreement entered into between the parties regarding the mineral rights to the Culebrillas Gold Mine has not yet been recorded at Sunarp, which is the official government recording office in Peru.

      It has also come to our attention that the entity now known as JIS Holdings, S.A. may have originally incorporated in Peru under the name Galaxy Minerals, S.A. If there was an entity created in Peru called Galaxy Minerals, S.A. it was done without our consent or knowledge, and it is not affiliated with our company.

      On March 22, 2005, we issued a press release relating to the Culebrillas Gold Mine, a portion of which we believe needs additional clarification. The press release stated: "Galaxy Minerals has people on location and will be tendering for a planned intensive drilling program. We hope to see drilling take place in the later (sic) half of this year."

      At the time of this press release it was our intention to send out bids for the drilling work at the mine, as is the industry norm. The reference to "people on location" is in reference to people that are on location in Peru to assist Galaxy in its business there and not a reference to people located in the United States. The same reference appeared in later press releases between March 23, 2005 and March 29, 2005.

Overview of the Mines

      Due to our fairly recent acquisition of the mineral rights associated with the above properties, we are still early in the process of mapping and sampling these mines for potential mineral deposits. Therefore, despite our ownership of the mineral rights described above and the fact we have begun plotting, mapping, and sampling from some of the mines, as of the date of this Annual Report we have not extracted any minerals from these mines, other than samples, and have not received any revenue from these exploration operations. We do not know when, or if, we will begin to receive revenue from operations.

      In some of our filings and press releases the term "Inferred Mineral Resource" is used. For clarification purposes the following is a recognized definition of this term.

      An "Inferred Mineral Resource" is that part of a Mineral Resource for which tonnage, grade and mineral content can be estimated with a low level of confidence. It is inferred from geological evidence and assumed but not verified geological and/or grade continuity. It is based on information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes which may be limited or of uncertain quality and reliability.

      An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource.

      The category is intended to cover situations where a mineral concentration or occurrence has been identified and limited measurements and sampling completed, but where the data are insufficient to allow the geological and/or grade continuity to be confidently interpreted. Due to the uncertainty which may attach to some Inferred Mineral Resources, it cannot be assumed that all or part of an Inferred Mineral Resource will be upgraded to an Indicated or Measured Mineral Resource as a result of continued exploration. Confidence in the estimate is usually not sufficient to allow the appropriate application of technical and economic parameters or to enable an evaluation of economic viability. Caution should be exercised if this category is considered in economic studies.

Other Business Transactions

      On August 12, 2004, one of our shareholders, Amulet Holdings, Ltd. entered into a Stock Purchase Agreement for the sale of 31,400,000 shares of our common stock to Seaside Investments PLC. Other than being shareholders, we have no pre-existing relationship with either party.

      In order to help facilitate the transaction between Amulet and Seaside, on August 30, 2004, we entered into a Registration Rights Agreement with Seaside. Under the terms of the Agreement, we agreed to file a registration statement covering the resale of the shares purchased by Seaside within eight months, and to use our best efforts to have it declared effective within twelve months. The Agreement provides for penalties and liquidated damages in the event we do not meet the deadlines; however, Amulet has entered into a separate letter agreement with us, also dated August 30, 2004, whereby they have agreed to pay $100,000 towards the cost of the registration statement, and to pay the penalties and liquidated damages which may arise under the Registration Rights Agreement.

      We have recently learned that Amulet and Seaside are not planning on proceeding with the stock purchase transaction and, therefore, we will not filing a registration statement for this transaction as was agreed to in the Registration Rights Agreement.

Other Business Factors

Distribution Methods

      Since we have not yet extracted any minerals, other than samples, from the mines we do not have any distribution or sales agreements in place to sell any minerals we extract from the mines.

Competition

      We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Intellectual Property

      We do not have any trademarks, patents, or other intellectual property.

Research and Development

      We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

      As a company involved in mining we are subject to various environmental laws regarding what substances may be put in, and how materials may be removed from, the ground, but these are not environmental regulations particular to the mining industry, they are regulations that all individuals or businesses must follow.

Employees

      We currently employ one individual, who is our sole officer and one of our directors. Our other two directors are non-employee directors. For the rest of our operations we use the services of independent contractors.

Risk Factors

      We face risks in completing our exploration plans at the mining properties and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business and Item 6 - Management Discussion and Analysis or Plan of Operation. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold or other minerals, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, in an amount to pursue exploration activities at the mining properties, and to pursue exploration and mineral rights at other properties, our exploration operations will be reduced.

      To date we have relied on recent private placement financings in order to fund exploration of the properties. We will continue to require additional financing to complete our plan of operations for exploration work at the properties and to pursue additional exploration and mineral rights at other mineral properties. While our financing requirements may be reduced if we successfully extract valuable minerals, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the properties, including additional test mining activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

We have not had revenues in our last two fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to precede with our exploration activities, including the test mining activities.

      We have not had revenues in our last two fiscal years ended December 31, 2004, and 2003. While we will apply any proceeds from gold or other mineral sales generated from our test mining activities at the properties to help cover our exploration expenditures, we anticipate that our projected expenditures will far exceed any proceeds from those sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

We have not established that there are any commercially viable mineral deposits on any of the properties and we have not established commercially viable operations on the properties, and, therefore, there is no assurance that we will recover any gold or other minerals from the properties, or if we do that any amounts we recover from test mining activities will be sufficient to continue our operations.

      Our activities at the properties are currently in the exploration stage. While we have undertaken surveying, rock-chip sampling, and other test mining activities at the properties as part of our exploration program, we have not yet established a commercially viable operation on the properties. Therefore, there is no assurance that will recover any gold or other minerals, and no assurance that if we do, that we will recover quantities of gold that will enable us to continue our operations.

If we are unable to achieve projected mineral recoveries from our test mining activities at the properties, then our financial condition will be adversely affected and we will have less cash with which to pursue our operations.

      We plan to undertake test mining activities as part of our exploration program for the properties. Our objective is to recover minerals from test mining activities to help off-set the exploration cost of our test mining activities. As we have not established any reserves on these properties, there is no assurance that actual recoveries of minerals from material mined during test mining activities will equal or exceed our exploration costs. If our mineral recoveries are less than projected, then our mineral sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial condition will be adversely affected.

If the cost of recovering gold and other minerals at the properties are higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

      We have proceeded with geological surveys and sampling based on estimated capital and operating costs. If the actual capital and operating costs are greater than anticipated, then cash used in test mining activities at the properties will be greater than anticipated. An increase in the funds used in sampling and surveying activities will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties. In this event, our financial condition will be adversely affected and will have less funds with which to pursue our exploration programs.

Exploration activities, including surveying, sampling, and test mining and operating activities, are inherently hazardous.

      Mineral exploration activities, including test mining activities, involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, test mining and recovery of gold and other minerals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

If we experience exploration accidents or other adverse events at the mines then our financial condition and profitability could be adversely affected.

      Our exploration activities, including test mining activities, are subject to adverse operating conditions. Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue mining activities. The occurrence of any of these events could cause a delay in the extraction of minerals or could reduce the amount of gold or other minerals that we may be able to recover, with the result that our ability to achieve recoveries from sales of the minerals and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

      Our financial statements included with this Annual Report for the year ended December 31, 2004 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2004. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

We face intense competition in the mining exploration industry and must compete with our competitors for financing and for qualified managerial and technical employees.

      The mining exploration industry is intensely competitive in all of its phases. Competition includes large established exploration companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

      There is a high degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of gold and other minerals, and their grades, must be considered as an estimate only. In addition, the quantity of reserves may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our mineral rights. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

There may be challenges to our mineral rights.

      There may be challenges to the title to the mineral properties in which we hold mineral rights. If there are title defects with respect to any of the properties, we might be required to compensate other persons or perhaps reduce or change our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs.

The ownership rights to the Culebrillas Gold Mine are the subject of a dispute between one or more parties, which may affect our mineral rights at that property.

      We have recently become aware that there is a dispute between two or more parties regarding the current ownership of the Culebrillas Gold Mine in Peru. We have an agreement for the mineral rights to this mine with a party that represented they were the owner of the Culebrillas Mine. Pending the results of this dispute we have ceased paying under our agreement. The dispute may affect our rights under the agreement and we may lose all our mineral rights to this mine.

ITEM 2 - DESCRIPTION OF PROPERTY

      Our corporate headquarters are subleased from Stealth Enterprises, Inc., an Illinois corporation, pursuant to an oral sublease. We occupy approximately 200 square feet, free of charge.

      Pursuant to various joint venture agreements we lease certain mining and mineral rights as set forth in this Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

      In the ordinary course of business, we may be, from time-to-time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no events that are required to be reported under this Item.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock currently trades on the Over the Counter Bulletin Board under the symbol "GAXY," and has traded under that symbol since April 15, 2004. Prior to April 15, 2004, our common stock was traded under the symbol "GSEP." There have been a limited number of trades in our common stock.

      The following table sets forth the high and low bid information for each quarter during the prior two fiscal years, as provided by The NASDAQ Stock Market, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

                                                  High              Low
                                               ------------      -----------
Fiscal year ended December 31, 2003:
First Quarter.............................        $0.00            $0.00
Second Quarter............................        $0.00            $0.00
Third Quarter.............................        $0.00            $0.00
Fourth Quarter............................        $0.00            $0.00

Fiscal year ended December 31, 2004:
First Quarter.............................        $0.00            $0.00
Second Quarter............................        $0.45            $0.00
Third Quarter.............................        $0.80            $0.30
Fourth Quarter............................        $0.56            $0.22

Fiscal year ended December 31, 2005:
First Quarter.............................        $2.18            $0.10
Second Quarter (through April 26, 2005)...        $0.15            $0.04

      The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

      As of December 31, 2004, and April 7, 2005, there were 392,859,952 (adjusted to reflect 20% stock dividend, effective March 31, 2005) shares and 416,149,180 shares, respectively, of our common stock issued and outstanding and held of record by approximately 67 and 114 shareholders of record, respectively. There are no shares of our preferred stock issued or outstanding.

Dividends

      We did not pay any dividends on our common stock during the year ended December 31, 2004. However, on April 1, 2005 we did issue a stock dividend equal to one share of our common stock for each five shares of our common stock owned to all of our shareholders as of March 31, 2005.

      The payment of cash or stock dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Galaxy Minerals, Inc. 2004 Equity Compensation Plan

      In 2004, our Board of Directors adopted the 2004 Equity Compensation Plan. Under the 2004 Plan, 25,000,000 shares of common stock were authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options to our key employees, officers, directors or consultants.

      The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2004
Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Non-Incentive Stock Option shall be determined at the time such option is granted.

      The 2004 Plan shall terminate ten years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2004 Plan was approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2004 Plan. Subject to certain restrictions, the 2004 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Florida. We have granted 24,000,000 shares of our common stock under the 2004 Plan.

Recent Sales of Unregistered Securities

      We did not issue any unregistered securities during the quarter ended December 31, 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

      Our Management's Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

      Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

      We are a company involved in the mining of natural minerals in several mines, which we own some or all of the minerals rights to mine. Through our subsidiary, we have the minerals rights to mine at four different mines. To date, we have conducted exploratory drilling at several of these locations but have not mined any minerals from the mines, other than samples, and have not derived any revenues from our current business operations, and have not had revenues in our last two fiscal years ended December 31, 2004, and 2003.

Plan of Operation

      As of the date of this Annual Report, we have serious concerns as to whether we have, and will have, sufficient cash flow to continue to operate for the next twelve months if we are not successful in obtaining financing. We will apply any proceeds from gold or other mineral sales generated from our test mining activities at the properties to help cover our exploration expenditures, but we anticipate that our projected expenditures will far exceed any proceeds from those sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations. We are looking for both public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

      For our exploration activities at the properties, we continue to evaluate the results from the drilling program and the surface sampling at the four mines. We are determining the optimal method for determining the size of our mineral reserve at all the locations. At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities.

Change in Employees

      We do not have any plans to change our number of employees in the foreseeable future. We plan to continue to utilize independent contractors for the exploration activities, located possible new mineral rights opportunities, and for some of our general business affairs.

Explanatory  Paragraph in Our  Independent  Registered  Public  Accounting  Firm
Report

      Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2004, were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have an accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

      Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph is applicable when the objective test is applied, we believe that upon successful implementation of our business plan in the next fiscal year, future audit reports may be issued without this explanatory paragraph.

Results of Operations

Introduction

      Our business operations for the year ended 2004 versus 2003 are vastly different, reflecting our change from a development stage company to an exploration stage company with operations, as a result of our acquisition of the Yellow Jacket Finance Limited acquisition and our joint venture agreements with various third parties to explore and begin mining the four mines where we are currently on-site. Our consolidated financial statements for the year ended December 31, 2004 reflect this change in our business operations. While we had no revenues for the years ended December 31, 2004, and 2003, we incurred significant operating costs due to our acquisition of certain mining rights and therefore we continue to operate at a substantial loss

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues, Expenses and Loss from Operations

      Our revenues, cost of goods sold, general and administrative expenses, and
loss  from   operations  for  the  years  ended  December  31,  2004  and  2003, respectively, are as follows:

                                          Year Ended        Year Ended
                                         December 31,      December 31,
                                            2004               2003
                                        ------------       ------------

Revenue                                 $         --       $         --
Exploration Expenses                      12,241,644             11,544
Total Exploration Stage Expenses         (12,241,644)           (11,544)
                                        ============       ============
Loss from Operations                    $(12,241,644)           (11,544)
                                        ============       ============
Net Loss                                $(12,614,380)      $    (11,544)

Revenues

      Revenues for the year ended December 31, 2004 were $0 compared to $0 for the same period in 2003. Due to our acquisition of Yellow Jacket Finance Limited we are now an exploration stage company, however, we have not progressed enough in our mining activities to have revenues from these operations. We anticipate we will have revenues from our mining activities at some point in the future but we do not know when we will begin to have revenues.

Exploration Stage Expenses

      Total operating exploration stage expenses were $12,241,644 for the year ended December 31, 2004, as compared to $11,544 for the year ended December 31, 2003. This significant increase in total operating expenses is due to a significant increase in our professional and consulting expenses and our general and administrative expenses. For the year ended December 31, 2004, our professional and consulting expenses totaled $2,728,131, compared to $10,973 for the year ended December 31, 2003. This increase was a result of contracting with consultants to assist in the acquisition of the mineral rights and the increased legal and accounting expenses related to regulatory reporting and compliance as a public company. Our general and administrative expenses increased from $221 to $32,924 from the years ended December 31, 2003 and December 31, 2004, respectively. This increase was due to the additional expenses involved in managing our business operations.

Net Loss

      We experienced a net loss of ($12,614,380) for the year ended December 31, 2004 as compared to a net loss of ($11,544) for the year ended December 31, 2003. This increase is primarily attributable to the acquisition of the minerals rights at the four mines.

Liquidity and Capital Resources

Introduction

      During the year ended  December 31, 2004, we had negative  operating  cash
flows.   Cash  totaled   $405,749  and  $26  at  December  31,  2004  and  2003,
respectively.

      Cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2004 and 2003, respectively, are as follows:

                                                            December 31
                                                   -----------------------------
                                                      2004               2003
                                                   ----------         ----------

Cash                                               $  405,749         $       26
Total Assets                                        3,040,665                 26
Total Current Liabilities                              14,000              7,604
Total Liabilities                                  $   14,000         $    7,604

Cash Requirements

      We have serious concerns as to whether we have, and will have, sufficient cash flow to continue our operations for the next twelve months if we are not successful in obtaining financing. We are looking for both public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

Sources and Uses of Cash

Operations

      Net cash used by exploration stage activities operations was ($203,493) for the year ended December 31, 2004, as compared to ($10,271) for the same period in 2003. Negative operating cash flows during 2004 were created primarily by corporate fixed and overhead expenses.

Investing

      Net cash provided by investing activities was $640,593 and $0, for the years ended December 31, 2004 and 2003, respectively. Investing activities for the year ended December 31, 2004 consisted of sales of marketable securities.

Financing

      Net cash (used by) provided by financing activities was ($31,377) and $10,274, for the year ended December 31, 2004 and 2003, respectively. In 2004, financing activities included loans to the company from officers and a shareholder, and minority interest in consolidated joint venture. Net cash provided by financing activities during the year ended December 31, 2003 included a capital contribution from an officer totaling $9,200, and loans to the company from officers, netting $1,074.

Debt Instruments, Guarantees, and Related Covenants

      As of December 31, 2004 and 2003, we did not have any outstanding debt instruments, guarantees, or related covenants.

Critical Accounting Policies

      The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

Off Balance Sheet Contracts

      At December 31, 2004 and 2003, there were no "off balance sheet" contracts or items to record.

ITEM 7 - FINANCIAL STATEMENTS

  Index to Financial Statements

  Report of Independent Registered Public Accounting Firm                   F-1

  Consolidated Balance Sheet                                                F-2

  Consolidated Statements of Operations                                     F-3

  Consolidated Statements of Cash Flows                                     F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)      F-6

  Notes to Consolidated Financial Statements                                F-9

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no events that are required to be reported under this Item.

ITEM 8A - CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 8B - OTHER INFORMATION

      All information required to be filed on a Form 8-K during the three months ended December 31, 2004 was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three month period see Item 13(b), below.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers, and none of our officers and directors serve as a director for any other reporting issuer.

      Name           Age  Position(s)
-----------------  ------ ------------------------------------------------------

Matthew J. Symonds    35  President/Chief  Executive  Officer,  and a  Director,
                          Secretary, and Treasurer (2004)

Dr. Thomas P. Fry     33  Director (2005)

David L. Mayer        38  Director (2004)

      Matthew J. Symonds is our President/Chief Executive Officer, and is a member of our Board of Directors. Over the past 13 years Mr. Symonds has been the owner and operator of 2 cremation societies, 4 funeral homes, and 1 crematory. Mr. Symonds received a Bachelor of Science in Advanced Technical Studies and Business Management from the University of Illinois.

      Dr. Thomas P. Fry is a member of our Board of Director. Dr. Fry is a licensed medical doctor and since 2003 has been an Attending Physician of Convenient Care for Central Dupage Hospital. As an Attending Physician of Convenient Care, Dr. Fry provides medical care to patients at five different stand alone walk-in immediate care centers. From 2001 to 2003, Dr. Fry was an Attending Family Physician with Northshore Family Practice, Ltd., where he provided full service medical care in outpatient, inpatient, and extended care facilities. From 1998 to 2001, Dr. Fry was a Family Medicine Resident Physician with LaGrange Memorial Hospital where he worked as a resident physician in a family practice residency. Dr. Fry received a Bachelor of Science from the University of Illinois in 1993, and graduated from the Chicago College of Osteopathic Medicine in 1998.

      David L. Mayer is a member of our Board of Directors and is an independent Director. Since 2003, Mr. Mayer has been the Executive Assistant to the Chief Executive Officer of Install-Shield Corp. From August 2001 to October 2003, Mr. Mayer was a Director of Personal Training at Ballys Health Clubs. From 1994 through 2001, Mr. Mayer was a consultant with Stealth Enterprises, Inc.

Board Committees

      Our board of directors does not have an audit or compensation committee to review our internal accounting procedures or the compensation we pay our officers and other employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      During the two most recent fiscal years, to the Company's knowledge, the following delinquencies occurred:

-----------------------------------------------------------------------------------------
                                             No. of Transactions          No. of
Name                 No. of Late Reports        Reported Late        Failures to File
-----------------------------------------------------------------------------------------
Matthew J. Symonds           -0-                     -0-                   -0-
-----------------------------------------------------------------------------------------
Dr. Thomas P. Fry            -0-                     -0-                   -0-
-----------------------------------------------------------------------------------------
David L. Mayer               -0-                     -0-                   -0-
-----------------------------------------------------------------------------------------

Code of Ethics

      We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

      The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2003. In addition, the table shows compensation for our current executive officers. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                             Annual Compensation                           Long Term Compensation
                                      -------------------------------    -----------------------------------------------------------
                                                                                    Awards                         Payouts
                                                                         -----------------------------    --------------------------
                                                                         Restricted     Securities
                                                         Other Annual       Stock       Underlying          LTIP        All Other
Name and                              Salary    Bonus    Compensation      Awards      Options SARs        Payouts    Compensation
Principal Position             Year     ($)      ($)          ($)            ($)            (#)              ($)          ($)
Matthew J. Symonds             2004     -0-      -0-          -0-            -0-            -0-              -0-          -0-
    President, Chief
Executive Officer, Chief
Financial Officer,
Secretary, and Director

David L. Mayer                 2004     -0-      -0-          -0-            -0-            -0-              -0-          -0-
     Director

Thomas P. Fry (1)              2004     -0-      -0-          -0-            -0-            -0-              -0-          -0-
    Director

Nicholas R. Barr (2)           2004     -0-      -0-          -0-            -0-            -0-              -0-          -0-
    Former Director

Vincent Plenge (3)             2004     -0-      -0-          -0-         ~ $56,000         -0-              -0-          -0-
     Former Director

 Paul B. Oettel (4)            2004     -0-      -0-          -0-        ~ $322,000         -0-              -0-          -0-
      Former Interim
President and Director

Richard Jobling (5)            2004     -0-      -0-          -0-        ~ $280,000         -0-              -0-          -0-
     Former President, Chief
Financial Officer, and
Director

Charles Scheuerman (6)         2004     -0-      -0-          -0-            -0-            -0-              -0-          -0-
     Former President and      2003     -0-      -0-          -0-            -0-            -0-              -0-          -0-
Director

      (1) Dr.  Thomas P. Fry was not  appointed  as a Director  until  March 22,
2005.

      (2) Mr. Nicholas R. Barr resigned as a Director effective April 11, 2005.

      (3) Mr. Vincent Plenge resigned as a Director effective March 22, 2005.

      (4) On October 29, 2004, Mr. Paul B. Oettel, a Director and our Interim President and Chief Executive Officer, delivered his resignation. There were no disagreements with Mr. Oettel and he remained with the Company in a new post in South America.

      (5) Mr. Jobling resigned from his positions as President, Chief Financial Officer, and a Director on October 25, 2004.

      (6) Mr. Schuerman resigned from our Board of Directors and from all executive officer positions effective March 18, 2004.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                           Number of Securities       Percent of Total
                                Underlying          Options/SARs Granted     Exercise or
                           Options/SARs Granted    to Employees In Fiscal    Base Price
Name                                (#)                     Year               ($/Sh)        Expiration Date

Matthew J. Symonds                  -0-                     -0-                  N/A               N/A
Vincent Plenge                      -0-                     -0-                  N/A               N/A
Nicholas R. Barr                    -0-                     -0-                  N/A               N/A
David L. Mayer                      -0-                     -0-                  N/A               N/A
Paul B. Oettel                      -0-                     -0-                  N/A               N/A
Richard Jobling                     -0-                     -0-                  N/A               N/A
Charles Scheuerman                  -0-                     -0-                  N/A               N/A

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                      Value of Unexercised
                                                          Number of Unexercised           In-The-Money
                          Shares Acquired                 Securities Underlying            Option/SARs
                                 On         Value        Options/SARs at FY-End             at FY-End
                              Exercise      Realized               (#)                         ($)
Name                            (#)            ($)      Exercisable/Unexercisable   Exercisable/Unexercisable

Matthew J. Symonds              -0-            N/A                 -0-                         N/A
Vincent Plenge                  -0-            N/A                 -0-                         N/A
Nicholas R. Barr                -0-            N/A                 -0-                         N/A
David L. Mayer                  -0-            N/A                 -0-                         N/A
Paul B. Oettel                  -0-            N/A                 -0-                         N/A
Richard Jobling                 -0-            N/A                 -0-                         N/A
Charles Scheuerman              -0-            N/A                 -0-                         N/A

      None of our officers or directors is subject to an employment agreement. Upon appointment to the Board of Directors each of our Directors received 1,000,000 shares of our common stock, restricted in accordance with Rule 144 for their services to be rendered as a Director. If the Director stays with us for less than six months the shares are to be returned to us upon their resignation or termination. Mr. Symonds received an additional 500,000 shares for his position as our sole officer.

Board Meetings and Committees

Board Meetings

      During the fiscal year ended December 31, 2004, the Board of Directors met on two occasions, and took action by unanimous written consent on numerous occasions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 7, 2005, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                  Common Stock

                                                                                              Percentage of
                                                                                               Common Stock
      Name and Address (1)             Nature of Affiliation      Common Stock Ownership      Ownership (2)
---------------------------------------------------------------------------------------------------------------
Matthew J. Symonds                    Chief Executive                   1,800,000                  <1%
                                      Officer, Chief
                                      Financial Officer,
                                      Secretary, and a
                                      Director

Dr. Thomas P. Fry                     Director                          1,200,000                  <1%

David L. Mayer                        Independent                       1,200,000                  <1%
                                      Director

Bait Shop Limited                     5% Owner                          23,251,709                5.58%
P.O. Box 119
Palm Chambers, Road Town
Tortola British Virgin Island

First Finance Limited                 5% Owner                          29,352,000                 7.1%
Nerine Chambers Quastisky Bldg.,
3rd Floor

Langley Park Investment               5% Owner                          37,894,740                 9.1%
Trusst Plc.
% Len Russel
Christows Ltd.
29-30 Cornhill, 5th Floor
London, EC3V 3ND
United Kingdom

Lucky Seven Partners NV               5% Owner                          27,600,000                 6.6%
Copthall, P.O. Box 2331
Roseau, St. George  00152
Dominica

Saxon Minerals Trust                  5% Owner                          24,000,000                 5.8%
54 Lombard St.
London EC3P 3AH
United Kingdom

Seahorse International                5% Owner                          28,472,100                 6.8%
Investments Ltd.
Suites 25 and 27, 2nd Floor
Oliaji Trade Centre
Francis Rachel St., Box 1312
Victoria, Mahe  00000

Seaside Investments, Plc.             5% Owner                          37,680,000                 9.0%
488 Madison Ave., 12th Floor
New York, NY  10022-5718

Shoreland Investments, Ltd.           5% Owner                          29,048,100                  7%
Palm Grove House
P.O. Box 438
Road Town Tortola
British Virgin Island

Stephen Stamp                         5% Owner                          28,690,442                 6.9%
7300 Turfway, Suite 300
Florence  Spokane, KY 41042

Thompson Projects, Inc.               5% Owner                          27,600,000                 6.6%
Hunkins Waterfront Plaza,
Main Street, P.O. Box 568
Charlestown, Virgin Island

Trinity House Incorporated            5% Owner                          30,252,000                 7.3%
P.O. Box 119
Palm Chambers, Road Town
Tortola British Virgin Island
---------------------------------------------------------------------------------------------------------------

All Officers and Directors as                                            4,200,000                   1%
a Group
(3 Persons)

      (1) Unless stated otherwise, the address of each affiliate is c/o Galaxy Minerals, Inc., 500 Park Avenue, Suite 203, Lake Villa, Illinois 60046.

      (2) Unless otherwise indicated, based on 416,149,180 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

      The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. The Company does not have an investment advisor.

      There are no current arrangements which will result in a change in control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None of our officers or directors is subject to an employment agreement. Upon appointment to the Board of Directors each of our Directors received 1,000,000 shares of our common stock, restricted in accordance with Rule 144 for their services to be rendered as a Director. If the Director stays with us for less than six months the shares are to be returned to us upon their resignation or termination. Mr. Symonds received an additional 500,000 shares for his position as our sole officer.

      During the year ended December 31, 2004, one of our shareholders loaned us $162,791 for working capital, which was repaid during the year ended.

      Also, during the year another shareholder loaned us $72,581 for working capital. This amount was repaid prior to the year ended.

ITEM 13 - EXHIBITS

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

      10.4 (7)          Consulting Agreement with Scott Goldstein dated August
                        19, 2004

      10.5 (7) Compensation Agreement with Amulet Holdings Limited dated August 19, 2004

      10.6 (8)          Registration Rights Agreement dated August 30, 2004

      10.7 (8)          Letter Agreement with Amulet Holdings Limited dated
                        August 30, 2004

      10.8 (9) Amended Joint Venture Agreement with Javier Iparraguirre Segastegui dated November 2, 2004

      10.9 (9)          Title Certificate

      10.10 (9)         Title Certificate (Spanish Version)

      10.11 (10)        Joint Venture Agreement with Stealth Enterprises, Inc.
                        and Oro Blanco Mining, LLC dated February 2004

      10.12 Joint Venture Agreement with Searchlight Exploration, LLC dated October 31, 2004 (for the Oatman/Lexington Mines)

      10.13 Joint Venture Agreement with Searchlight Exploration, LLC dated October 31, 2004 (for the Bonanza Project)

      31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer

      31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Financial Officer

      32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1              Glossary of Terms Regarding Mineral Resources and
                        Reserves

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

            (6) Incorporated by reference from our Current Report on Form 8-K dated July 28, 2004 and filed with the Commission on July 29, 2004.

            (7) Incorporated by reference from our Current Report on Form 8-K dated August 30, 2004 and filed with the Commission on August 31, 2004.

            (8) Incorporated by reference from our Current Report on Form 8-K dated September 7, 2004 and filed with the Commission on September 8, 2004.

            (9) Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, dated November 22, 2004, and filed with the Commission on November 23, 2004.

            (10) Incorporated by reference from our Current Report on Form 8-K dated April 16, 2004 and filed with the Commission on April 30, 2004

      (b)   Reports on Form 8-K

      On October 27, 2004, we filed an Item 5.02 Current Report on Form 8-K dated October 25, 2004 describing the resignation of Richard Jobling from his positions as our Director, President, Chief Executive Officer and Chief Financial Officer.

      On November 8, 2004, we filed an Item 1.01 Current Report on Form 8-K dated October 31, 2004, describing the following our entry into a Project Acquisition Agreement with Searchlight Exploration, LLC, and the McIntyre/Bauman New Jersey Trust, who own a full and undivided interest in certain unpatented mining claims and the mineral rights to the patented mining claims in certain property known as the "Treasure King Property", the "Copper Mountain Property", the "Yaba" or "Monster Property" and the "Oatman Project." The purpose of this Agreement is to obtain a lease and earnings of 75% of the net profits and 95% of the net smelter returns royalty in the unpatented placer and/or lode mining claims and an option to purchase the Property.

      On November 9, 2004, we filed an Item 5.02 Current Report on Form 8-K dated October 29, 2004 describing the resignation of Paul B. Oettel from his positions as our Director and our Interim President and Chief Executive Officer and the appointment and hiring of Matthew J. Symonds for the position of Interim President/Chief Executive Officer and a Director, David L. Mayer as an Independent Director, and Nicholas R. Barr as an Independent Director.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      During the fiscal years ended December 31, 2004 and 2003, we accrued or paid Dohan and Company, CPAs, P.A., a total of $20,968 and $5,740, respectively, for professional services rendered in connection with performance of our independent audits of our annual financial statements and reviews of financial statements included in our Form 10-QSB.

Audit Related Fees

      During the fiscal years ended December 31, 2004 and 2003, we accrued or paid Dohan and Company, CPAs, P.A., a total of $-0- and $-0-, respectively, for assurance and related services related to the performance of the audit and review of the Company's financial statements included in our annual financial statements and reviews of financial statements included in our Form 10-QSBs.

Tax Fees

      During the fiscal years ended December 31, 2004 and 2003, the we accrued or paid Dohan and Company, CPAs, P.A., a total of $-0- and $-0-, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

      During the fiscal years ended December 31, 2004 and 2003, we did not accrue or pay Dohan and Company, CPAs, P.A., for any other fees.

      Of the fees described above, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 5, 2005                     /s/  Matthew J. Symonds
                                         ---------------------------------------
                                         By:  Matthew J. Symonds
                                         Its: Chief Executive Officer, Chief
                                         Financial Officer, and Secretary


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   May 5, 2005                     /s/  Matthew J. Symonds
                                         ---------------------------------------
                                         By:  Matthew J. Symonds, Director


Dated:   May 5, 2005                     /s/  David L. Mayer
                                         ---------------------------------------
                                         By:  David L. Mayer, Director


Dated:   May 5, 2005                     /s/  Dr. Thomas P. Fry
                                         ---------------------------------------
                                         By:  Dr. Thomas P. Fry, Director

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

                 [Letterhead of Dohan and Company, CPAs, P.A.]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Galaxy Minerals, Inc. and Subsidiary
(An Exploration Stage Company)
Lake Villa, Illinois

We have audited the accompanying consolidated balance sheet of Galaxy Minerals, Inc. and Subsidiary (An Exploration Stage Company) as of December 31, 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2004 and 2003, and cumulative since inception (December 19, 1999) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and since inception (December 19, 1999) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is an exploration stage company, has continued to incur exploration stage losses, has used, rather than provided, cash from exploration stage activities and has an accumulated deficit of $12,906,029. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Dohan and Company, CPAs, P.A.


Miami, Florida
April 29, 2005


                                      F 1

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2004

                                     ASSETS

Current assets
      Cash and cash equivalents                                    $    405,749
      Marketable securities - trading                                   579,126
      Deferred tax asset, less valuation allowance of
      $2,545,283                                                             --
                                                                   ------------
            Total current assets                                        984,875

      Investment in Langley Park Investment PLC                       2,055,790
                                                                   ------------

                       TOTAL ASSETS                                $  3,040,665
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                        $     14,000
                                                                   ------------
                    Total current liabilities                            14,000
                                                                   ------------

Minority interest in consolidated joint venture                         (38,981)
                                                                   ------------

Commitments and contingencies (Notes 5, 9, and 10)

Stockholders' equity
      Preferred Stock - $.001 par value;
      10,000,000 shares
         authorized, none issued and
         outstanding
      Common stock - $.001 par value;
      500,000,000 shares
         authorized, 392,859,952 issued and
         outstanding                                                    392,860
      Additional paid-in-capital                                     15,578,815
      Deficit accumulated during the exploration stage              (12,726,416)
      Deficit                                                          (179,613)
                                                                   ------------
                    Total stockholders' equity                        3,065,646
                                                                   ------------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                         $  3,040,665
                                                                   ============

                 See notes to consolidated financial statements.


                                      F 2

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Cumulative to date
                                                                For the years ended        since inception
                                                                    December 31,         (December 19,1999)
                                                             2004            2003       to December 31, 2004
EXPLORATION STAGE EXPENSES
   Minerals property acquisition costs                      7,120,000               --        7,120,000
   Exploration costs                                           43,551               --           43,551
   Laboratory fees                                              4,264               --            4,264
   Interest expense                                                --              350            4,222
   Professional and consulting fees                         2,728,131           10,973        2,834,748
   General and administrative                                  32,924              221           34,121
   Impairment of investment                                 2,312,774               --        2,312,774
                                                        -------------    -------------    -------------
TOTAL EXPLORATION STAGE EXPENSES                           12,241,644           11,544       12,353,680
                                                        -------------    -------------    -------------

EXPLORATION STAGE LOSS                                    (12,241,644)         (11,544)     (12,353,680)

OTHER EXPENSES
   Loss on sale of marketable securities - realized           (87,407)              --          (87,407)
   Loss on sale of marketable securities - unrealized        (324,310)              --         (324,310)
                                                        -------------    -------------    -------------
TOTAL OTHER EXPENSES                                         (411,717)              --         (411,717)
                                                        -------------    -------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (12,653,361)         (11,544)     (12,765,397)

PROVISION FOR INCOME TAXES                                         --               --               --

MINORITY INTEREST IN NET LOSS OF
   CONSOLIDATED JOINT VENTURE                                  38,981               --           38,981
                                                        -------------    -------------    -------------

NET LOSS                                                $ (12,614,380)   $     (11,544)   $ (12,726,416)
                                                        =============    =============    =============
Net loss per common share,
   basic and fully diluted                              $       (0.05)   $       (0.01)
                                                        =============    =============

Weighted average common shares outstanding
   basic and fully diluted                                262,685,923        2,054,667
                                                        =============    =============

                 See notes to consolidated financial statements.


                                      F 3

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Cumulative
                                                             For the years ended       since inception
                                                                December 31,         (December 19, 1999)
                                                          2004             2003      to December 31, 2004
Cash flows from exploration stage activities
  Net loss                                             $(12,614,380)   $    (11,544)   $(12,726,416)
                                                       ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Loss on sale of marketable securities                   411,717              --         411,717
    Impairment of investment                              2,312,774              --       2,312,774
    Common stock issued for services                      2,680,000           3,080       2,736,680
    Common stock issued for minerals property
         acquisition costs                                7,000,000              --       7,000,000
    Accrued interest on loan payable officer                     --              --           3,067
    Increase (decrease) in:
      Accounts payable and accrued expenses                   6,396          (1,807)         14,000
                                                       ------------    ------------    ------------
      Total adjustments                                  12,410,887           1,273      12,478,238
                                                       ------------    ------------    ------------
      Net cash used in exploration stage activities        (203,493)        (10,271)       (248,178)
                                                       ------------    ------------    ------------

Cash flows from investing activities
  Proceeds from sale of marketable securities               640,593              --         640,593
                                                       ------------    ------------    ------------
      Net cash provided by investing activities             640,593              --         640,593
                                                       ------------    ------------    ------------

Cash flows from financing activities
   Proceeds from sales of common stock                           --              --           1,350
   Capital Contribution from officer                          7,604           9,200          16,804
   Proceeds from shareholder loan                           235,372              --         235,372
   Proceeds from note payable officer                            --           1,074          34,161
   Payment of shareholder loans                            (235,372)             --        (235,372)
   Minority interest in consolidated joint venture          (38,981)             --         (38,981)
                                                       ------------    ------------    ------------
      Net cash (used by) provided by financing
      activities                                            (31,377)         10,274          13,334
                                                       ------------    ------------    ------------

Net increase in cash                                        405,723               3         405,749
Cash, beginning of year                                          26              23              --
                                                       ------------    ------------    ------------
Cash, end of year                                      $    405,749    $         26    $    405,749
                                                       ============    ============    ============

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the year for

  Interest                                             $         --    $         --    $         --
                                                       ============    ============    ============
  Income taxes                                         $         --    $         --    $         --
                                                       ============    ============    ============

Non-cash financing Activities

   Common stock issued for services                    $  2,680,000    $      3,080    $  2,736,680
                                                       ============    ============    ============
   Common stock issued for investment                  $  6,000,000    $         --    $  6,000,000
                                                       ============    ============    ============
   Common stock issued for minerals
       property acquisition costs                      $  7,000,000    $         --    $  7,000,000
                                                       ============    ============    ============
   Common stock issued for commissions                 $  1,800,000    $         --    $  1,800,000
                                                       ============    ============    ============


                                      F 4

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   Advances contributed to capital by officer          $      7,604    $     37,228    $     44,832
                                                       ============    ============    ============
   Unrealized loss on available-for-sale securities,
     net of deferred tax of $--                        $    324,310    $               $    324,310
                                                       ============    ============    ============

                 See notes to consolidated financial statements.


                                      F 5

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                         Value       Common Stock      Preferred  Additional             Accumulated
                                          Per                            Stock     Paid-in                 During          Total
                                         Share     Shares   $.001 Par  $.001 Par   Capital     Deficit    Development  Stockholders'
                                                                                                            Stage         Equity
Shares issued for cash                    0.05      32,400  $      32  $    --  $      1,318         --  $         --  $      1,350

Shares issued in exchange for
   legal services - December 1999         0.05      62,400         63       --         2,537         --            --         2,600

Shares issued in exchange for
   management services - December 1999   0.001   1,140,000      1,140       --          (140)        --            --         1,000

Net loss                                                --         --       --            --         --       (17,300)      (17,300)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 1999                       1,234,800      1,235       --         3,715         --       (17,300)      (12,350)

Shares issued in exchange for
   management services - December 2000    0.05   1,200,000      1,200       --        48,800         --            --        50,000

Net loss                                                --         --       --            --         --       (55,792)      (55,792)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 2000                       2,434,800      2,435       --        52,515         --       (73,092)      (18,142)

Net loss                                                --         --       --            --         --       (11,033)      (11,033)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 2001                       2,434,800      2,435       --        52,515         --       (84,125)      (29,175)

Net loss                                                           --       --            --         --       (16,367)      (16,367)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 2002                       2,434,800      2,435       --        52,515         --      (100,492)      (45,542)

Shares issued in exchange for
    financial services  May 2003          0.02      46,200         46       --         3,034         --            --         3,080


                                      F 6

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Capital contributed by officer                          --         --       --        46,428         --            --        46,428

Net Loss                                                --         --       --            --         --       (11,544)      (11,544)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 2003                       2,481,000      2,481       --       101,977         --      (112,036)       (7,578)

Capital contribution by officer                         --         --       --         7,604         --            --         7,604

Shares issued in reverse merger
   exchange of acquisition of
   Yellow Jacket Finance Limited
   February 2004                               289,200,000    289,200       --      (109,587)  (179,613)           --            --

Shares issued in exchange for
   consulting services - April 2004       0.40   4,800,000      4,800       --       155,200         --            --       160,000

Shares issued in exchange for
   services provided by board
   of directors - April 2004              0.40   3,600,000      3,600       --       116,400         --            --       120,000

Shares issued in exchange for
   investment in Langley Park
   Investments PLC, net of
   finder's fee of $1,800,000
   charged to additional paid-in
   capital - July 2004                    0.38  37,894,740     37,895       --     4,162,105         --            --     4,200,000

Shares issued in exchange for
   investment in Amulet Holdings -
   August 2004                            0.20  42,000,000     42,000       --     6,958,000         --            --     7,000,000

Shares issued in exchange for
   consulting services - August 2004      0.40   7,200,000      7,200       --     2,392,800         --            --     2,400,000


                                      F 7

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Shares issued in exchange for
   commission due to acquisition
   of Amulet Holdings
   investment - September 2004            0.38   5,684,212      5,684       --     1,794,316         --            --     1,800,000

Net Loss                                                --         --       --            --         --   (12,614,380)  (12,614,380)
                                              ------------  ---------  -------  ------------  ---------  ------------  ------------

Balance, December 31, 2004                     392,859,952  $ 392,860  $    --  $ 15,578,815  $(179,613) $(12,726,416) $  3,065,646
                                              ============  =========  =======  ============  =========  ============  ============

                 See notes to consolidated financial statements.


                                      F 8

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and Subsidiary (f/k/a Golden Sand Eco-Protection, Inc.) ("the Company") (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when the previous majority owner sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British
Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral assets.

Reverse Merger - The acquisition of Yellow Jacket Finance Limited was effected through a share exchange. The Company issued 241 million shares of its common stock in exchange for the entire share capital of Yellow Jacket Finance Limited. The transaction has been reflected in the accounts of the Company as a reverse merger. The aggregate par value of the 241 million shares issued by the Company has been applied first against additional paid-in capital, with the balance to deficit. Prior year financial statements have been restated to reflect the activity of Yellow Jacket Finance Limited.

Basis of Consolidation - The consolidated financial statements include the accounts of Galaxy Minerals, Inc. and its wholly-owned subsidiary, Yellow Jacket Finance Limited. All material intercompany balances and transactions were eliminated in the consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations in the period incurred. Advertising expense for the year ended December 31, 2004, was $1,615 and is included in "General and administrative expenses" in the consolidated statements of operations.

Fair Value of Financial Instruments

Financial instruments, including cash, securities, and accounts payable, are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.

Concentrations of Credit Risk and Economic Dependence

Financial instruments, which potentially subject the Company to a concentration of credit risk, are cash and cash equivalents. The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $249,850 as of December 31, 2004, which are in excess of federally insured limit.


                                      F 9

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

Recently Issued Accounting Pronouncements

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research
Bulletin (ARB) No. 43, "Restatement and Revision of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.


                                      F 10

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

The adoptions of these new pronouncements have not and, other than as noted above, are not expected to have a material effect on the Company's consolidated financial position or results of operations.

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


                                      F 11

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mineral Properties - Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2. INCOME TAXES

At December 31, 2004, the Company had a net operating loss carryforward of approximately $12,610,000 and a capital loss carryforward of approximately $90,000. The net operating loss may be carried forward to offset federal income taxes in various future years through year 2024 and the capital loss may be carried forward to future years through year 2009. During the year 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $2,545,283 resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $2,545,283 has been established, resulting in no deferred tax benefit as of the balance sheet date.

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $12,614,380 for the year ended December 31, 2004, and has an accumulated deficit of $12,906,029. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Although the Company completed a financing via a stock swap with Langley Park Investments Plc of the UK on September 30, 2004, the Company cannot be sure of meeting its cash requirements until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The business of acquiring, developing and exploiting minerals assets is contingent upon the ability to secure adequate financing. Management believes that this financing will be necessary in order to continue. The Company is actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on acceptable terms. The Company has concluded equity swaps with Langley Park Investments Plc and has liquidated a portion of this equity to meet ongoing cash commitments. However, it intends to actively initiate additional capital raising exercises to better position the Company.

NOTE 4. MARKETABLE SECURITIES

The Company classifies marketable securities in two categories: trading securities or available-for-sale securities. Trading securities are measured at fair value, with unrealized gains and losses included in income. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in other comprehensive income. Available-for-sale securities with measured declines that are not considered temporary are included in income. The Company's marketable equity securities have been classified as trading securities. Fair values for marketable securities are based on quoted market prices. The following is a summary of the Company's investment in marketable equity securities as of December 31, 2004:


                                      F 12

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities                               Cost          Unrealized      Estimated
                                                         Losses       Fair Value
--------------------------------------------------------------------------------

Langley Park Investments Plc            $ 903,436      ($324,310)      $ 579,126
                                        =========      =========       =========

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has executive offices in the residence of one of its shareholders and its joint venture in the Yellow Jacket and Phoenix mines. The Company occupies approximately 200 square feet, free of charge.

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

Oatman/Lexington Mines

On October 31, 2004, the Company entered into o joint venture agreement with Searchlight Exploration, LLC ("Searchlight"), an Arizona limited liability company, who owns the Oatman/LexingtonMines. The Oatman/Lexington Mines consist of 7 patented (privately-owned land where owner can mine or convey rights to the property) and 76 unpatented (government-owned land where the government has conveyed the right to mine the property) mining claims in and around Oatman, Arizona. Pursuant to a joint venture agreement the Company has the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement we pay $10,000 per quarter for the rights under this agreement. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

Bonanza Project

On October 31, 2004, the Company entered into o joint venture agreement with Searchlight Exploration, LLC (Searchlight), an Arizona limited liability company, who owns the Bonanza Mine. The Bonanza Mine consists of approximately 5,000 acres of land located in Mohave County, Arizona. Pursuant to a joint venture agreement the Company has the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement the Company pays $10,000 per quarter for the rights under this agreement. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.


                                      F 13

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the Company had no commitments with respect to the development of its mineral assets.

NOTE 6. REVERSE STOCK SPLIT

Pursuant to a resolution of the Directors, on April 15, 2004, the Company affected a 4-for-1 reverse stock split of its common stock. There were 8,270,000 shares of Common Stock outstanding prior to the reverse stock split. Immediately following the reverse stock split, there were 2,067,500 shares issued and outstanding. The prior year financial statements have been restated to reflect the reverse stock split.

NOTE 7. JOINT VENTURE

On  February  14,  2004,  Yellow  Jacket  Finance  Limited  ("YJF")  and Stealth
Enterprises, Inc. ("Stealth") entered into a Memorandum of Joint Venture Agreement "JV Agreement"). Under the terms of the JV Agreement, JYF and Stealth agreed to share the net proceeds from the exploitation of 52 mineral claims, totaling 1,040 acres, in Santa Cruz County, Arizona in the ratio 51:49 (YJF:Stealth). The minerals claims are owned by Stealth. Although YJF agreed to procure loans of up to $1.1 million for the exploitation of the Yellow Jacket and Phoenix mines, the Company expects to be able to fund the exploration from its own resources and has released YJF from its commitment. YJF, in turn, has released Yellow Jacket Investments Limited from its commitment to YJF. The Company acquired YJF on April 26, 2004, in a transaction accounted for as a reverse merger.

Because the Company has a 51% interest in the extracted minerals and no ownership of the mine, Stealth Enterprises owns 100 percent of the mine, the joint venture is not consolidated in the financial statements of the Company. Instead, the actual costs of exploration and extraction have been recorded in the financial statements.

NOTE 8. CONSULTING FEES AND DIRECTORS' FEES

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


                                      F 14

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK SWAP WITH LANGLEY PARK INVESTMENTS PLC

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

Langley was a privately-held foreign corporation, located in London, which was formed for the purpose of entering into similar stock exchange transactions and obtained a listing on the London Stock Exchange on September 30, 2004. Langley received the shares of common stock from escrow, subject to a two (2) year lock-up, and the Company received one-half (1/2) of the Langley shares with the other half remaining in escrow for two years. Two (2) years after the date of the agreement, the market value of the Company's common stock will be compared to the market value on the date of the agreement, which was agreed to be $0.38 per share, or $12,000,000. If the market value in two (2) years is the same or higher than it is now, then at that time the Company will receive all of the remaining Langley shares held in escrow. If the market value in two (2) years is lower than it is now, then for each percentage point decline in value, the Company must sell a corresponding percentage of the Langley shares still held in escrow back to Langley for nominal consideration, up to the maximum number of shares then held in escrow, and the balance are released to the Company. The market value of the Company's common stock is measured as the average closing bid price during the ten (10) trading days immediately before the two (2) year anniversary of the agreement.

In view of the lack of marketability, the size and the minority position of the holder, the issuance of Company common stock to Langley was deemed to have taken place at $0.19 for the purposes of the financial statements, a 50% discount to the $0.38 price in the Stock Purchase Agreement. The carrying value of the Langley shares was further impaired in light of trading of Langley shares on the London Stock Exchange.

In connection with the transaction, the Company agreed to pay a finders fee to a third party of 991,190 Langley shares (equal to 15% of the Langley shares received), plus 4,736,843 shares of Company common stock (equal to 15% of the number of shares of Company common stock issued to Langley) plus the same number of warrants over Company common stock with a strike price of $0.38. The entire finder's fee was charged to additional paid-in capital.

NOTE 10. ACQUISITION OF RIGHTS TO CULLEBRILLAS MINE, PERU

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


                                      F 15

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Agreement, the Company paid $120,000 to Segastegui during the year. During the lease, the Company is obligated to commit $1,500,000 over eighteen months commencing September 15, 2004, for an initial exploration drilling program and, depending upon the results of that program may be required to commit further sums for capital expenditure. Upon presentation to Segastegui of the necessary findings, the Company will receive title to the Property. Segastegui will receive 10% net profits interest in Mine production and 5% net smelter returns royalty. Segastegui will also receive $1 per Troy ounce for each 1,000,000 ounces of gold validated in the proven gold reserve status, payable quarterly over five years.

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

NOTE 11.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, a shareholder of the Company loaned the Company, $162,791 dollars for working capital, which was repaid during the year ended.

Also, during the year another shareholder loaned the Company $72,581 for working capital. This amount was repaid prior to the year ended.

NOTE 12.  SUBSEQUENT EVENTS

20% STOCK DIVIDEND

On March 16, 2005, the Company declared a 20% stock dividend for stockholders of record as of March 31, 2005. The financial statements have been retroactively restated to reflect the 20% stock dividend.


                                      F 16