Form 10KSB/A
period 2004-12-31
GALAXY MINERALS INC
filed 2005-06-17
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  First Amended
                                  Form 10-KSB/A

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

      Transitional  Small Business  Disclosure  Format (check one):
Yes |_| No |X|

                              Galaxy Minerals, Inc.

                                TABLE OF CONTENTS

PART I       ..................................................................3

ITEM 1  -  DESCRIPTION OF BUSINESS.............................................3
ITEM 2  -  DESCRIPTION OF PROPERTY............................................11
ITEM 3  -  LEGAL PROCEEDINGS..................................................11
ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

PART II      .................................................................12

ITEM 5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12
ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14
ITEM 7  -  FINANCIAL STATEMENTS...............................................19
ITEM 8  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................20
ITEM 8A - CONTROLS AND PROCEDURES.............................................20
ITEM 8B - OTHER INFORMATION...................................................20

PART III     .................................................................21

ITEM 9  - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................21
ITEM 10 - EXECUTIVE COMPENSATION..............................................22
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......24
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26
ITEM 13 - EXHIBITS............................................................27
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................29

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


                                                       High            Low
                                                    ---------       ---------
Fiscal year ended December 31, 2003:
First Quarter.....................................      $0.00            $0.00
Second Quarter....................................      $0.00            $0.00
Third Quarter.....................................      $0.00            $0.00
Fourth Quarter....................................      $0.00            $0.00

Fiscal year ended December 31, 2004:
First Quarter.....................................      $0.00            $0.00
Second Quarter....................................      $0.45            $0.00
Third Quarter.....................................      $0.80            $0.30
Fourth Quarter....................................      $0.56            $0.22

Fiscal year ended December 31, 2005:
First Quarter.....................................      $2.18            $0.10
Second Quarter (through April 26, 2005)...........      $0.15            $0.04

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

Revenues, Expenses and Loss from Operations

      Our revenues, cost of goods sold, general and administrative expenses, and
loss  from   operations  for  the  years  ended  December  31,  2004  and  2003, respectively, are as follows:

                                                 Year Ended        Year Ended
                                                December 31,      December 31,
                                                    2004              2003
                                               --------------    --------------

Revenue                                        $           --    $           --
Exploration Expenses                               12,241,644            11,544
Total Exploration Stage Expenses                  (12,241,644)          (11,544)
                                               ==============    ==============
Loss from Operations                           $  (12,241,644)   $      (11,544)
                                               ==============    ==============
Net Loss                                       $  (12,833,165)   $      (11,544)

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

Net Loss

      We experienced a net loss of (12,833,165) for the year ended December 31, 2004 as compared to a net loss of ($11,544) for the year ended December 31, 2003. This increase is primarily attributable to the acquisition of the minerals rights at the four mines.

Liquidity and Capital Resources

Introduction

      During the year ended  December 31, 2004, we had negative  operating  cash
flows.   Cash  totaled   $405,749  and  $26  at  December  31,  2004  and  2003,
respectively.

      Cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2004 and 2003, respectively, are as follows:

                                          December 31
                                   --------------------------
                                       2004            2003
                                    ----------     ----------
Cash                                $  405,749     $       26
Total Assets                         2,821,880             26
Total Current Liabilities               14,000          7,604
Total Liabilities                   $   14,000     $    7,604

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

        Name           Age                Position(s)
--------------------  -----   -------------------------------------------------

Matthew J. Symonds     35     President/Chief Executive Officer,
                              and a Director, Secretary, and Treasurer (2004)

Dr. Thomas P. Fry      33     Director (2005)

David L. Mayer         38     Director (2004)

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

      During the two most recent fiscal years, to the Company's knowledge, the following delinquencies occurred:

--------------------------------------------------------------------------------
                                                  No. of Transactions              No. of
Name                        No. of Late Reports     Reported Late            Failures to File
------------------------    -------------------   -------------------    -----------------------
Matthew J. Symonds                  -0-                   -0-                       -0-
------------------------    -------------------   -------------------    -----------------------
Dr. Thomas P. Fry                   -0-                   -0-                       -0-
------------------------    -------------------   -------------------    -----------------------
David L. Mayer                      -0-                   -0-                       -0-
--------------------------------------------------------------------------------

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

                                                   Annual Compensation                         Long Term Compensation
                                            --------------------------------   -----------------------------------------------------
                                                                                          Awards                      Payouts
                                                                               -------------------------   -------------------------
                                                                               Restricted     Securities
                                                                Other Annual     Stock        Underlying     LTIP        All Other
Name and                                     Salary     Bonus   Compensation     Awards      Options SARs   Payouts   Compensation
Principal Position                 Year       ($)        ($)        ($)           ($)            (#)          ($)          ($)

Matthew J. Symonds                 2004       -0-        -0-        -0-           -0-            -0-          -0-          -0-
    President, Chief
    Executive Officer, Chief
    Financial Officer, Secretary,
    and Director

David L. Mayer                     2004       -0-        -0-        -0-           -0-            -0-          -0-          -0-
     Director

Thomas P. Fry (1)                  2004       -0-        -0-        -0-           -0-            -0-          -0-          -0-
    Director

Nicholas R. Barr (2)               2004       -0-        -0-        -0-           -0-            -0-          -0-          -0-
    Former Director

Vincent Plenge (3)                 2004       -0-        -0-        -0-        ~ $56,000         -0-          -0-          -0-
     Former Director

 Paul B. Oettel (4)                2004       -0-        -0-        -0-        ~ $322,000        -0-          -0-          -0-
      Former  Interim   President
      and Director

Richard Jobling (5)                2004       -0-        -0-        -0-        ~ $280,000        -0-          -0-          -0-
     Former President, Chief
     Financial Officer, and Director

Charles Scheuerman (6)             2004       -0-        -0-        -0-           -0-            -0-          -0-          -0-
     Former President and          2003       -0-        -0-        -0-           -0-            -0-          -0-          -0-
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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                             Number of Securities           Percent of Total
                                 Underlying                 Options/SARs Granted         Exercise
                             Options/SARs Granted          to Employees In Fiscal     or Base Price
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

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                       Value of Unexercised
                                                                     Number of Unexercised                 In-The-Money
                                                                     Securities Underlying                 Option/SARs
                              Shares Acquired On      Value          Options/SARs at FY-End                 at FY-End
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

                                  Common Stock
                                  ------------

                                                                                                            Percentage of Common
         Name and Address (1)                  Nature of Affiliation           Common Stock Ownership        Stock Ownership (2)
---------------------------------------     -----------------------------    ---------------------------    ----------------------
Matthew J. Symonds                          Chief Executive Officer,                 1,800,000                       <1%
                                            Chief Financial Officer,
                                            Secretary, and a Director

Dr. Thomas P. Fry                           Director                                 1,200,000                       <1%


David L. Mayer                              Independent                              1,200,000                       <1%
                                            Director

Bait Shop Limited                           5% Owner                                 23,251,709                     5.58%
P.O. Box 119
Palm Chambers, Road Town
Tortola British Virgin Island

First Finance Limited                       5% Owner                                 29,352,000                     7.1%
Nerine Chambers Quastisky Bldg., 3rd
Floor

Scott Goldstein                             5% Owner                               44,285,637 (3)                   10.6%
441 N. Crooked Lane
Lindhurst, IL  60046

Langley Park Investment Trusst Plc.         5% Owner                                 37,894,740                     9.1%
% Len Russel
Christows Ltd.
29-30 Cornhill, 5th Floor
London, EC3V 3ND
United Kingdom

Lucky Seven Partners NV                     5% Owner                                 27,600,000                     6.6%
Copthall, P.O. Box 2331
Roseau, St. George  00152
Dominica

Saxon Minerals Trust                        5% Owner                                 24,000,000                     5.8%
54 Lombard St.
London EC3P 3AH
United Kingdom

Seaside Investments, Plc.                   5% Owner                                 37,680,000                     9.0%
488 Madison Ave., 12th Floor
New York, NY  10022-5718

Shoreland Investments, Ltd.                 5% Owner                                 29,048,100                      7%
Palm Grove House
P.O. Box 438
Road Town Tortola
British Virgin Island

Stephen Stamp                               5% Owner                                 28,690,442                     6.9%
7300 Turfway, Suite 300
Florence  Spokane, KY 41042

Thompson Projects, Inc.                     5% Owner                                 27,600,000                     6.6%
Hunkins Waterfront Plaza,
Main Street, P.O. Box 568
Charlestown, Virgin Island

Trinity House Incorporated                  5% Owner                                 30,252,000                     7.3%
P.O. Box 119
Palm Chambers, Road Town
Tortola British Virgin Island
---------------------------------------     -----------------------------    ---------------------------    ----------------------
All Officers and Directors as a Group                                                4,200,000                       1%
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

      (3) Mr. Goldstein's common stock holdings are comprised of 10,320,000 shares owned by him and a total of 33,965,637 shares owned by affiliates as follows: Amulet Holdings Limited (5,193,537 shares), Seahorse International Investments Ltd. (28,472,100 shares), and Stealth Enterprises, Inc. (300,000 shares). Mr. Goldstein controls all of these entities.

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

          10.8 (9)             Amended Joint Venture Agreement with Javier Iparraguirre Segastegui dated
                               November 2, 2004

          10.9 (9)             Title Certificate

          10.10 (9)            Title Certificate (Spanish Version)

          10.11 (10)           Joint Venture Agreement with Stealth Enterprises, Inc. and Oro Blanco Mining,
                               LLC dated February 2004

          10.12 (11)           Joint Venture Agreement with Searchlight Exploration, LLC dated October 31, 2004
                               (for the Oatman/Lexington Mines)

          10.13 (11)           Joint Venture Agreement with Searchlight Exploration, LLC dated October 31, 2004
                               (for the Bonanza Project)

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

          99.1 (11)            Glossary of Terms Regarding Mineral Resources and Reserves


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

            (10) Incorporated by reference from our Current Report on Form 8-K dated April 16, 2004 and filed with the Commission on April 30, 2004.

            (11) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, dated May 5, 2005, and filed with the Commission on May 9, 2005.

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


Dated:     June 9, 2005           /s/     Matthew J. Symonds
                                  -----------------------------
                                  By:     Matthew J. Symonds
                                  Its:    Chief Executive Officer,
                                          Chief Financial Officer,
                                          and Secretary



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:     June 9, 2005           /s/     Matthew J. Symonds
                                  -----------------------------
                                  By:     Matthew J. Symonds, Director


Dated:     June 9, 2005           /s/     David L. Mayer
                                  -------------------------
                                  By:     David L. Mayer, Director


Dated:     June 9, 2005           /s/     Dr. Thomas P. Fry
                                  ----------------------------
                                  By:     Dr. Thomas P. Fry, Director

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED DECEMBER 31, 2004
                              AND DECEMBER 31, 2003

[GRAPHIC OMITTED]

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


                                   /s/ Dohan and Company, CPAs, P.A.



Miami, Florida
April 29, 2005


                                      F 1

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2004
                                     ASSETS

Current assets
       Cash and cash equivalents                                       $         405,749
       Marketable securities - trading                                           579,126
       Deferred tax asset, less valuation allowance of $2,545,283                     --
                                                                       -----------------
                       Total current assets                                      984,875

       Investment in Langley Park Investment PLC                               1,837,005
                                                                       -----------------
                             TOTAL ASSETS                              $       2,821,880
                                                                       =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                           $          14,000
                                                                       -----------------
                       Total current liabilities                                  14,000
                                                                       -----------------

Minority interest in consolidated joint venture                                  (38,981)
                                                                       -----------------

Commitments and contingencies (Notes 5, 9, and 10)

Stockholders' equity
       Preferred Stock - $.001 par value; 10,000,000 shares
                       authorized, none issued and outstanding
       Common stock - $.001 par value; 500,000,000 shares
                       authorized, 392,859,952 issued and
                       outstanding                                               392,860
       Additional paid-in-capital                                             15,578,815
       Deficit accumulated during the exploration stage                      (12,945,201)
       Deficit                                                                  (179,613)
                                                                       -----------------
                       Total stockholders' equity                              2,846,861
                                                                       -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       2,821,880
                                                                       =================

                 See notes to consolidated financial statements.

                                      F 2

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       Cumulative to date
                                                                          For the years ended          since inception
                                                                               December 31,            (December 19,1999)
                                                                        2004               2003       to December 31, 2004
EXPLORATION STAGE EXPENSES
       Minerals property acquisition costs                              7,120,000               --               7,120,000
       Exploration costs                                                   43,551               --                  43,551
       Laboratory fees                                                      4,264               --                   4,264
       Interest expense                                                        --              350                   4,222
       Professional and consulting fees                                 2,728,131           10,973               2,834,748
       General and administrative                                          32,924              221                  34,121
       Impairment of investment                                         2,312,774               --               2,312,774
                                                                    -------------    -------------    --------------------
TOTAL EXPLORATION STAGE EXPENSES                                       12,241,644           11,544              12,353,680

                                                                    -------------    -------------    --------------------

EXPLORATION STAGE LOSS                                                (12,241,644)         (11,544)            (12,353,680)

OTHER EXPENSES
       Loss on sale of marketable securities - realized                   (87,407)              --                 (87,407)
       Loss on sale of marketable securities - unrealized                (543,095)              --                (543,095)
                                                                    -------------    -------------    --------------------
TOTAL OTHER EXPENSES                                                     (630,502)              --                (630,502)
                                                                    -------------    -------------    --------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (12,872,146)         (11,544)            (12,984,182)

PROVISION FOR INCOME TAXES                                                     --               --                      --

MINORITY INTEREST IN NET LOSS OF
     CONSOLIDATED JOINT VENTURE                                            38,981               --                  38,981
                                                                    -------------    -------------    --------------------

NET LOSS                                                            $ (12,833,165)   $     (11,544)   $        (12,945,201)
                                                                    =============    =============    ====================
Net loss per common share,
       basic and fully diluted                                      $       (0.04)   $       (0.00)
                                                                    =============    =============

Weighted average common shares outstanding
       basic and fully diluted                                        335,058,509        2,463,786
                                                                    =============    =============

                 See notes to consolidated financial statements.

                                      F 3

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                                                  For the years ended            since inception
                                                                                     December 31,              (December 19, 1999)
                                                                                2004              2003        to December 31, 2004
Cash flows from exploration stage activities
  Net loss                                                                 $  (12,833,165)   $      (11,544)   $      (12,945,201)
                                                                           --------------    --------------    ------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Loss on sale of marketable securities                                         630,502                --               630,502
    Impairment of investment                                                    2,312,774                --             2,312,774
    Common stock issued for services                                            2,680,000             3,080             2,736,680
    Common stock issued for minerals property
         acquisition costs                                                      7,000,000                --             7,000,000
    Accrued interest on loan payable officer                                           --                --                 3,067
    Increase (decrease) in:
      Accounts payable and accrued expenses                                         6,396            (1,807)               14,000
                                                                           --------------    --------------    ------------------
      Total adjustments                                                        12,629,672             1,273            12,697,023
                                                                           --------------    --------------    ------------------
      Net cash used in exploration stage activities                              (203,493)          (10,271)             (248,178)
                                                                           --------------    --------------    ------------------
Cash flows from investing activities
  Proceeds from sale of marketable securities                                     640,593                --               640,593
                                                                           --------------    --------------    ------------------
      Net cash provided by investing activities                                   640,593                --               640,593
                                                                           --------------    --------------    ------------------
Cash flows from financing activities
   Proceeds from sales of common stock                                                 --                --                 1,350
   Capital Contribution from officer                                                7,604             9,200                16,804
   Proceeds from shareholder loan                                                 235,372                --               235,372
   Proceeds from note payable officer                                                  --             1,074                34,161
   Payment of shareholder loans                                                  (235,372)               --              (235,372)
   Minority interest in consolidated joint venture                                (38,981)               --               (38,981)
                                                                           --------------    --------------    ------------------
      Net cash (used by) provided by financing activities                         (31,377)           10,274                13,334
                                                                           --------------    --------------    ------------------

Net increase in cash                                                              405,723                 3               405,749
Cash, beginning of year                                                                26                23                    --
                                                                           --------------    --------------    ------------------
Cash, end of year                                                          $      405,749    $           26    $          405,749
                                                                           ==============    ==============    ==================
Supplemental disclosure of cash flow information
Cash paid during the year for
  Interest                                                                 $           --    $           --    $               --
                                                                           ==============    ==============    ==================
  Income taxes                                                             $           --    $           --    $               --
                                                                           ==============    ==============    ==================
Non-cash financing Activities

   Common stock issued for services                                        $    2,680,000    $        3,080    $        2,736,680
                                                                           ==============    ==============    ==================
   Common stock issued for investment                                      $    6,000,000    $           --    $        6,000,000
                                                                           ==============    ==============    ==================
   Common stock issued for minerals
       property acquisition costs                                          $    7,000,000    $           --    $        7,000,000
                                                                           ==============    ==============    ==================
   Common stock issued for commissions                                     $    1,800,000    $           --    $        1,800,000
                                                                           ==============    ==============    ==================
   Advances contributed to capital by officer                              $        7,604    $       37,228    $           44,832
                                                                           ==============    ==============    ==================
   Unrealized loss on available-for-sale securities,
     net of deferred tax of $-                                             $      324,310    $                 $          324,310
                                                                           ==============    ==============    ==================

                 See notes to consolidated financial statements.

                                      F 4 - F 5

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Common Stock            Preferred
                                                  Value                                   Stock
                                               Per Share    Shares      $.001 Par       $.001 Par
Shares issued for cash                              0.05         32,400   $         32   $         --

Shares issued in exchange for
   legal services - December 1999                   0.05         62,400             63             --

Shares issued in exchange for
   management services - December 1999             0.001      1,140,000          1,140             --

Net loss                                                             --             --             --
                                                           ------------   ------------   ------------

Balance, December 31, 1999                                    1,234,800          1,235             --

Shares issued in exchange for
   management services - December 2000              0.05      1,200,000          1,200             --

Net loss                                                             --             --             --
                                                           ------------   ------------   ------------

Balance, December 31, 2000                                    2,434,800          2,435             --

Net loss                                                             --             --             --
                                                           ------------   ------------   ------------

Balance, December 31, 2001                                    2,434,800          2,435             --

Net loss                                                             --             --             --
                                                                          ------------   ------------

Balance, December 31, 2002                                    2,434,800          2,435             --

Shares issued in exchange for
    financial services  May 2003                    0.02         46,200             46             --


Capital contributed by officer                                       --             --             --
Net Loss                                                             --             --             --
                                                           ------------   ------------   ------------

Balance, December 31, 2003                                    2,481,000          2,481             --

Capital contribution by officer                                      --             --             --

Shares issued in reverse merger
   exchange of acquisition of
   Yellow Jacket Finance Limited
   February 2004                                            289,200,000        289,200             --

Shares issued in exchange for
   consulting services - April 2004                 0.40      4,800,000          4,800             --

Shares issued in exchange for
   services provided by board
   of directors - April 2004                        0.40      3,600,000          3,600             --

Shares issued in exchange for
   investment in Langley Park
   Investments PLC, net of finder's
   fee of $1,800,000 charged to
   additional paid-in capital - July 2004           0.38     37,894,740         37,895             --

Shares issued in exchange for
   investment in Amulet Holdings - August 2004      0.20     42,000,000         42,000             --

Shares issued in exchange for
   consulting services - August 2004                0.40      7,200,000          7,200             --

Shares issued in exchange for
   commission due to acquisition of Amulet
  Holdings investment - September 2004              0.38      5,684,212          5,684             --

Net Loss                                                             --             --             --
                                                           ------------   ------------   ------------
Balance, December 31, 2004                                  392,859,952   $    392,860   $         --
                                                           ============   ============   ============

                                                                                 Deficit
                                                Additional                     Accumulated
                                                 Paid-in                          During           Total
                                                 Capital         Deficit       Development     Stockholders'
                                                                                  Stage           Equity
Shares issued for cash                         $      1,318              --    $         --    $      1,350

Shares issued in exchange for
   legal services - December 1999                     2,537              --              --           2,600

Shares issued in exchange for
   management services - December 1999                 (140)             --              --           1,000

Net loss                                                 --              --         (17,300)        (17,300)
                                               ------------    ------------    ------------    ------------

Balance, December 31, 1999                            3,715              --         (17,300)        (12,350)

Shares issued in exchange for
   management services - December 2000               48,800              --              --          50,000

Net loss                                                 --              --         (55,792)        (55,792)
                                               ------------    ------------    ------------    ------------

Balance, December 31, 2000                           52,515              --         (73,092)        (18,142)

Net loss                                                 --              --         (11,033)        (11,033)
                                               ------------    ------------    ------------    ------------

Balance, December 31, 2001                           52,515              --         (84,125)        (29,175)

Net loss                                                 --         (16,367)        (16,367)
                                               ------------    ------------    ------------    ------------

Balance, December 31, 2002                           52,515              --        (100,492)        (45,542)

Shares issued in exchange for
    financial services  May 2003                      3,034              --              --           3,080


Capital contributed by officer                       46,428              --              --          46,428
Net Loss                                                 --              --         (11,544)        (11,544)
                                               ------------    ------------    ------------    ------------

Balance, December 31, 2003                          101,977              --        (112,036)         (7,578)

Capital contribution by officer                       7,604              --              --           7,604

Shares issued in reverse merger
   exchange of acquisition of
   Yellow Jacket Finance Limited
   February 2004                                   (109,587)       (179,613)             --              --

Shares issued in exchange for
   consulting services - April 2004                 155,200              --              --         160,000

Shares issued in exchange for
   services provided by board
   of directors - April 2004                        116,400              --              --         120,000

Shares issued in exchange for
   investment in Langley Park
   Investments PLC, net of finder's
   fee of $1,800,000 charged to
   additional paid-in capital - July 2004         4,162,105              --              --       4,200,000

Shares issued in exchange for
   investment in Amulet Holdings - August 2004    6,958,000              --              --       7,000,000

Shares issued in exchange for
   consulting services - August 2004              2,392,800              --              --       2,400,000

Shares issued in exchange for
   commission due to acquisition of Amulet
  Holdings investment - September 2004            1,794,316              --              --       1,800,000

Net Loss                                                 --              --     (12,833,165)    (12,614,380)
                                               ------------    ------------    ------------    ------------
Balance, December 31, 2004                     $ 15,578,815    $   (179,613)   $(12,945,201)   $  3,065,646
                                               ============    ============    ============    ============

                 See notes to consolidated financial statements.

                                      F 6 - F 8

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

Securities                         Cost           Unrealized         Estimated
                                                    Losses           Fair Value
--------------------------------------------------------------------------------

Langley Park Investments Plc    $   1,122,221    ($ 543,095)       $    579,126
                                =============    ===========       ============

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