Form 10QSB
period 2005-03-31
GALAXY MINERALS INC
filed 2005-06-22
CIK 1102217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DUIRNG THE
                              PRECEDING FIV EYEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 3, 2005, there were 479,003,616 shares of common stock, par value $0.001, issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                                 Yes ___ No _X_

                              GALAXY MINERALS, INC.


                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1     Financial Statements................................................3
ITEM 2     Managements Discussion and Analysis or Plan of Operation...........12
ITEM 3     Controls and Procedures............................................14


                       PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings..................................................14
ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds........14
ITEM 3     Defaults Upon Senior Securities....................................14
ITEM 4     Submission of Matters to a Vote of Security Holders................14
ITEM 5     Other Information..................................................14
ITEM 6     Exhibits...........................................................14

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

ITEM 1   FINANCIAL STATEMENTS

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

                                     ASSETS

Current assets
   Cash and cash equivalents                                       $    279,525
   Miscellaneous receivable                                              54,022
   Marketable securities - trading                                      525,676
   Deferred tax asset, less valuation allowance of $3,105,137                --
                                                                   ------------
                 Total current assets                                   859,222

   Investment in Langley Park Investment PLC                          1,837,005
                                                                   ------------

                                                                   $  2,696,227
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                           $     26,300
                                                                   ------------
                 Total current liabilities                               26,300
                                                                   ------------

Minority interest in consolidated joint venture                         (38,981)
                                                                   ------------

Commitments and contingencies (Notes 4, 8, and 9)

Stockholders' equity
   Preferred Stock - $.001 par value; 10,000,000 shares
                 authorized, none issued and outstanding
   Common stock - $.001par value; 500,000,000 shares
                 authorized, 416,149,166 issued and outstanding         416,149
   Stock subscription receivable                                        (25,020)
   Additional paid-in-capital                                        16,483,859
   Deficit accumulated during the exploration stage                 (13,986,467)
   Deficit                                                             (179,613)
                                                                   ------------
                 Total stockholders' equity                           2,708,908
                                                                   ------------

                                                                   $  2,696,227
                                                                   ============


                   See accompanying notes to the consolidated
                             financial statements.

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

================================================================================

                                                                                                 Cumulative to date
                                                                  For the three months ended       since inception
                                                                            March 31,            (December 19,1999)
                                                                    2005                2004      to March 31, 2005

EXPLORATION STAGE EXPENSES
   Minerals property acquisition costs                                                     --          7,120,000
   Exploration costs                                                 174,150               --            217,701
   Laboratory fees                                                     1,121               --              5,385
   Interest expense                                                       --               --              4,222
   Professional and consulting fees                                  837,125            2,000          3,671,873
   Rent                                                                6,000               --              6,000
   General and administrative                                         23,441              159             57,562
   Impairment of investment                                               --               --          2,312,774
                                                               -------------    -------------      -------------
TOTAL EXPLORATION STAGE EXPENSES                                   1,041,837            2,159         13,395,517
                                                               -------------    -------------      -------------

EXPLORATION STAGE LOSS                                            (1,041,837)          (2,159)       (13,395,517)
                                                               -------------    -------------      -------------

OTHER GAINS (LOSSES)
   Loss on sale of marketable securities - realized                  (57,578)              --           (144,985)
   Gain (Loss) on sale of marketable securities - unrealized          58,149               --           (484,946)
                                                               -------------    -------------      -------------
TOTAL OTHER EXPENSES                                                     571               --           (629,931)
                                                               -------------    -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (1,041,266)          (2,159)       (14,025,449)

PROVISION FOR INCOME TAXES                                                --               --                 --

MINORITY INTEREST IN NET LOSS OF
   CONSOLIDATED JOINT VENTURE                                             --               56             38,981
                                                               -------------    -------------      -------------

NET LOSS                                                       $  (1,041,266)   $      (2,103)     $ (13,986,467)
                                                               =============    =============      =============
Net loss per common share,
   basic and fully diluted                                     $       (0.00)   $       (0.00)
                                                               =============    =============

Weighted average common shares outstanding -
  basic and fully diluted                                        393,250,248      340,295,200
                                                               =============    =============

                   See accompanying notes to the consolidated
                             financial statements.

                      GALAXY MINERALS, INC. AND SUBSIDIARY
                     F/K/A GOLDEN SAND ECO-PROTECTION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

================================================================================

                                                                                          Cumulative
                                                       For the three months ended      since inception
                                                                March 31,            (December 19, 1999)
                                                          2005            2004        to March 31, 2005
Cash flows from exploration stage activities
  Net loss                                            $ (1,041,266)   $     (2,103)     $(13,986,467)
                                                      ------------    ------------      ------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Loss on sale of marketable securities                     (571)             --           629,931
    Impairment of investments                                   --       2,312,774
    Common stock issued for services                       819,700              --         3,556,380
    Common stock issued for minerals property
         acquisition costs                                      --              --         7,000,000
    Accrued interest on loan payable officer                    --              --             3,067
    Increase (decrease) in:
      Accounts payable and accrued expenses                 12,300          (5,585)           26,300
                                                      ------------    ------------      ------------
      Total adjustments                                    831,429          (5,585)       13,528,452
                                                      ------------    ------------      ------------
      Net cash used in exploration stage activities       (209,837)         (7,688)         (458,015)
                                                      ------------    ------------      ------------

Cash flows from investing activities
      Proceeds from sale of marketable securities               --              --           640,593
                                                      ------------    ------------      ------------
      Net cash provided by investing activities                 --              --           640,593
                                                      ------------    ------------      ------------

Cash flows from financing activities
   Proceeds from sales of common stock                      83,613              --            84,963
   Capital contribution from officer                            --           7,604            16,804
   Proceeds from shareholder loan                               --          50,100           235,372
   Proceeds from note payable officer                           --              --            34,161
   Payment of shareholder loans                                 --              --          (235,372)
   Minority interest in consolidated joint venture              --             (56)          (38,981)
                                                      ------------    ------------      ------------
      Net cash provided by financing activities             83,613          57,648            96,947
                                                      ------------    ------------      ------------

Net increase in cash                                      (126,224)         49,960           279,525
Cash, beginning of period                                  405,749              26                --
                                                      ------------    ------------      ------------
Cash, end of period                                   $    279,525    $     49,986      $    279,525
                                                      ============    ============      ============

Supplemental disclosure of cash flow information
Cash paid during the year for
  Interest                                            $         --    $         --      $         --
                                                      ============    ============      ============
  Income taxes                                        $         --    $         --      $         --
                                                      ============    ============      ============

Non-cash financing Activities
   Common stock issued for services                   $    819,700    $         --      $  3,556,380
                                                      ============    ============      ============
   Common stock issued for investment                 $         --    $         --      $  6,000,000
                                                      ============    ============      ============
   Common stock issued for minerals
       property acquisition costs                     $         --    $         --      $  7,000,000
                                                      ============    ============      ============
   Common stock issued for commissions                $         --    $         --      $  1,800,000
                                                      ============    ============      ============
   Advances contributed to capital by officer         $         --    $         --      $     44,832
                                                      ============    ============      ============
   Gain from sale of marketable securities not
      received                                        $     54,022    $         --      $     54,022
                                                      ============    ============      ============

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


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and Subsidiary (f/k/a Golden Sand Eco-Protection, Inc.) ("the Company") (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when previous majority owner sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British
Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral assets.

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

Unaudited Consolidated Financial Statements - The unaudited consolidated financial statements as of and for the three months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2. INCOME TAXES

At March 31, 2005, the Company had a net operating loss carryforward of approximately $14,100,000 and a capital loss carryforward of approximately $146,000. The net operating loss may be carried forward to offset federal income taxes in various future years through year 2024 and the capital loss may be carried forward to future years through 2009. During the year 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $3,105,137 resulting from the net operating loss carry forward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $3,105,137 has been established, resulting in no deferred tax benefit as of the balance sheet date.

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $1,000,000 for the period ended March 31, 2005, and has an accumulated deficit of $14,166,080. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Although the Company completed a financing via a stock swap with Langley Park Investments Plc of the UK on September 30, 2004, the Company cannot be sure of meeting its cash requirements until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Our  business  of  acquiring,  developing  and  exploiting  minerals  assets  is contingent upon our ability to secure adequate financing. Our management believes that this financing will be necessary in order for us to continue. We are actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to us. We have concluded equity swaps with Langley Park Investments Plc and have liquidated a portion of this equity to meet ongoing cash commitments. However, we intend to actively initiate additional capital raising exercises to better position the Company.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company has executive offices in the residence of one of its shareholders and its joint venture in the Yellow Jacket and Phoenix mines. The Company occupies approximately 200 square feet, for a monthly rental fee of $2,000.

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

Oatman/Lexington Mines

On October 31, 2004, the Company entered into a joint venture agreement with Searchlight Exploration, LLC (Searchlight), an Arizona limited liability company, who owns the Oatman/Lexington Mines. The Oatman/Lexington Mines consist of 7 patented (privately-owned land where owner can mine or convey rights to the property) and 76 unpatented (government-owned land where the government has conveyed the right to mine the property) mining claims in and around Oatman, Arizona. Pursuant to a joint venture agreement the Company has the right to take samples and explore at this mine and must put at least $100,000 of the work into the exploration and sampling at this mine. Under the agreement we pay $10,000 per quarter for the rights. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

Bonanza Project

On March 14, 2005, the Company entered into a joint venture agreement with Searchlight Exploration, LLC, an Arizona limited liability company, which owns the mining and mineral rights to mines known as the Bonanza Project. The Bonanza Project consists of approximately 5,000 acres of land located in Mohave County, Arizona. Pursuant to the joint ventures agreement, the Company has the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this time. Under the agreement the Company pays $5,000 up front, $10,000 per calendar quarter, and 250,000 shares of our common stock, restricted in accordance with Rule 144, for the rights granted to the Company under this agreement. If the Company fails to make these payments Searchlight has the right to terminate this agreement and disallow further exploration at this mine. Under the terms of the agreement the Company also owes Serpent Mining Limited 50,000,000 shares of its common stock, restricted in accordance with Rule 144, as a finder's fee for locating the Bonanza Project. As of March 31, 2005, the Company had no issued the 250,000 shares to Searchlight or the 50,000,000 shares to Serpent.

As of March 31, 2005, the Company had no commitments with respect to the development of its mineral assets.

NOTE 5. STOCKHOLDERS' EQUITY

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

On March 16, 2005, the Company declared a 20% stock dividend for the stockholders of record as of March 31, 2005. The financial statements have been retroactively restated to reflect the 20% stock dividend.

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

NOTE 7. CONSULTING FEES AND DIRECTORS' FEES

On January 27, 2005, the Company issued 250,000 restricted shares in consideration for consulting services rendered. In addition, on the same day, 1,000,000 restricted and 1,500,000 restricted shares were issued to two of the three directors of the Company in consideration for directors' fees. The value of the Company's stock on January 27, 2005, was $0.27. The entire implied cost of the consulting fees and directors' fees of $675,250 was recognized as an expense in the statement of operations for the quarter.

On February 17, 2005, the Company issued 5,800,000 shares in consideration for consulting services pursuant to a 2004 compensation agreement. The shares were issued at par value, $.001. The entire implied cost of the consulting fees of $5,800 was recognized as an expense in the statement of operations for the quarter.

On March 28, 2005, the Company issued 1,000,000 restricted shares to a director of the Company in consideration of directors' fees. The value of the Company's stock on March 28, 2005 was $0.19. The entire implied cost of director's fees of $130,000 was recognized as an expense in the statement of operations for the quarter.

On March 29, 2005, the Company issued 8,600,000 shares in consideration for consulting services pursuant to a 2004 compensation agreement. In addition, on the same day the Company issued 50,000 shares for legal services rendered. The shares were issued at par value, $.001. The entire implied cost of $8,650 of services rendered was recognized as an expense in the statement of operations for the quarter.

NOTE 8. MARKETABLE SECURITIES

The company classifies marketable securities in two categories: trading securities and available-for-sale securities. Trading securities are measured at fair value, with unrealized gains and losses included in income. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in other comprehensive income. Available-for-sale securities with measured declines that are not considered temporary are included in income. The company's marketable equity securities have been classified as available-for-sale securities. Fair values for marketable securities are based on quoted market prices. The following is a summary of the company's investment in marketable equity securities as of March 31, 2005:

Securities                          Cost          Unrealized         Estimated
                                                    Losses           Fair Value
--------------------------------------------------------------------------------
Langley Park Investments Plc    $ 1,010,621       $  484,946         $ 525,675
                                ===========       ==========         =========


NOTE 9. SUBSEQUENT EVENT

On May 9, 2005, the Company entered into a securities purchase agreement with GCA Strategic Investment Fund Limited ("GCA Fund"), pursuant to which GCA Fund agreed to purchase Convertible Secured Promissory Notes not to exceed $6,000,000. Upon execution of the agreement GCA Fund purchased $2,200,000 of notes which provided the Company with $1,870,000 in cash. GCA Fund has the right to exchange the notes for common stock and stock warrants. On May 9, 2005, with the initial $2,200,000 Note, the Company issued GCA Fund a warrant to purchase 9,705,882 shares of our common stock, based on a closing bid price of the Company's common stock of $0.034 per share. Under the terms of the agreement the exercise price for warrants issued under the financing deal is 105% of the closing bid price on the trading day prior to the issuance of the warrant, or $0.0357 per share for this initial warrant.

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this Quarterly Report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

SUMMARY OVERVIEW

         We are an exploration stage company involved in the mining of natural minerals in several mines, which we own some or all of the minerals rights to mine. Through our subsidiary, we have the minerals rights to mine at four different mines. To date, we have conducted exploratory drilling at several of these locations but have not mined any minerals from the mines, other than samples, and have not derived any revenues from our current business operations, and have not had revenues in our last two fiscal years ended December 31, 2004, and 2003.

Plan of Operation

         Our plans for the mining of these projects has not materially changed since the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2004. For our exploration activities at the properties, we continue to evaluate the results from the drilling program and the surface sampling at the four mines. Based on the geological reports of Parkinson Geologic, we believe the placement of a pilot plant, which is a tool that extracts minerals from the rocks in the mine, at the Yellow Jacket and Phoenix Mine would be advantageous at this time and plan to put one in place as soon as the proper preparations can be made for the installment of the plant. We are also in the process of determining the optimal method for determining the size of our mineral reserve at the other mining locations. At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities.

         On May 9, 2005, we entered into a Securities Purchase Agreement (the "Agreement") with GCA Strategic Investment Fund Limited ("GCA Fund"), pursuant to which GCA Fund agreed to purchase Convertible Secured Promissory Notes (the "Notes") from us, in an amount up to a total of $6,000,000. Under the Agreement, GCA Fund will purchase the Notes at our request until a total of $6,000,000 in Notes has been purchased.

         Upon the execution of the Agreement, on May 9, 2005, at our request, GCA purchased Notes totaling $2,200,000. Under the terms of the Agreement and the Notes, we only receive 85% of our requested amount in cash. Therefore, on

May 9, 2005, we received $1,870,000 from GCA Fund in exchange for the Note totaling $2,200,000. GCA Fund has also given us written confirmation of their intention to purchase an additional $300,000 Note as soon as we are able to increase our authorized common stock. We believe this $1,870,000 will be sufficient to fund our operations for the next six to twelve months.

Change in Employees

         We do not have any plans to change our number of employees in the foreseeable future. We plan to continue to utilize independent contractors for the exploration activities, located possible new mineral rights opportunities, and for some of our general business affairs.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

         Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2004, were prepared assuming that we will continue as a going concern. However, they note that we were an exploration stage company and have suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about our ability to continue as a going concern.

         Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

THE FOLLOWING ANALYSIS COMPARES THE RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 TO THE COMPARABLE PERIOD ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

Introduction and Plan of Operation

         Results for the three months ended March 31, 2005, are much different than our results for the three months ended March 31, 2004, due to our change from a development stage company to an exploration stage company, as a result of our acquisition of the Yellow Jacket Finance Limited acquisition in April 2004, and our joint venture agreements with various third parties to explore and begin mining the four mines where we are currently on-site. Our financial statements for the quarter ended March 31, 2005, reflect this change in our business operations. While we had no revenues for the quarter ended March 31, 2005, we incurred significant exploration stage costs due to the costs associated with our acquisition of certain mining rights and therefore we continue to operate at a substantial loss. Our operations consist primarily of the initial exploration of our recently acquired mining claims. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and exploration of mining claims.

Revenues and Loss from Operations

         Our revenues, exploration expenses, operating expenses, and loss before taxes for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, are as follows:

                                           Quarter Ended    Quarter Ended
                                          March 31, 2005   March 31, 2004
                                          --------------   --------------

      Revenues                                      --              --
      Minerals property acquisition costs           --              --
      Exploration expenses                     174,150              --
      Laboratory expenses                        1,121              --
      Professional and consulting fees         837,125           2,000
      Interest expenses                             --              --
      Rent                                       6,000
      General and administrative                23,441             159
      Impairment of investment                      --              --
                                            ----------      ----------
         Total expenses                      1,041,837           2,159
                                            ----------      ----------
      Loss before taxes and other Gains
        (Losses)                            (1,041,837)         (2,159)
                                            ==========      ==========

Taxes, Joint Venture Interests, and Net Loss

         Our taxes, income from joint venture interest, and net loss for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, are as follows:

                                          Quarter Ended    Quarter Ended
                                          March 31, 2005   March 31, 2004
                                          --------------   --------------

      Income tax provision                 $        --      $        --
      Minority interest in joint venture            --               56
      Net loss                              (1,041,266)          (2,103)


         Our net loss for the three months ended March 31, 2005, was ($1,041,266) compared to ($2,103) for the three months ended March 31, 2004. The significant increase in our net loss was due to the fact that we acquired Yellow Jacket Finance Limited and began exploratory mining operations in April 2004. These exploration stage expenses accounted for $1,041,837 of our net loss. The other gains (losses) of realized and unrealized gain on the sale of marketable securities totaled $571.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

         We have not generated any revenue to date. We have primarily financed our activities from loans from our shareholders. We received loans from a shareholder to undertake the Yellow Jacket and Phoenix drilling programs. Substantially all of these loans were drawn and expensed in the second quarter of 2004.

         Our cash, total assets, and total liabilities as of March 31, 2005, as compared to March 31, 2004, are as follows:

                                            As of          As of
                                          March 31,      March 31
                                            2005           2004
                                         ----------     ----------

             Cash and cash equivalents   $  279,525     $   49,986
             Total assets                 2,696,227         49,986
             Total liabilities               26,300         52,119


         Our total assets have increased as a result of the stock swap arrangements with Langley Park Investments PLC. Under the terms of the stock swap we exchanged some of our common stock for common stock of Langley Park Investments PLC. The Langley Park Investments PLC common stock we own is an asset valued at $2,362,680.

Cash Requirements

         On May 9, 2005, we closed a financing deal for up to $6,000,000 in financing. On May 9, 2005, upon the closing of this financing we received $1,870,000 in exchange for a $2,200,000 principal amount convertible promissory note. We believe this financing deal will provide us the cash necessary to operate for the next six to twelve months.

Sources and Uses of Cash

Operations

         Net cash used by exploration stage activities operations was ($263,859) for the quarter ended March 31, 2005, as compared to ($7,688) for the same period in 2004. Negative operating cash flows during the quarter ended March 31, 2005, were created primarily by corporate fixed and overhead expenses.

Investing

         Net cash provided by investing activities was $54,022 and $0, for the three months ended March 31, 2005 and 2004, respectively. Investing activities for the quarter ended March 31, 2005, consisted entirely of sales of marketable securities.

Financing

         Net cash provided by financing activities was $83,613 and $57,648, for the quarter ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2005, financing activities included proceeds from sales of common stock of $83,613. Net cash provided by financing activities during the quarter ended March 31, 2004, included a capital contribution from an officer totaling $7,604, and loans to the company from a shareholder totaling $50,100.

DEBT INSTRUMENTS, GUARANTEES, AND RELATED COVENANTS

         As of March 31, 2005 and 2004, we did not have any outstanding debt instruments, guarantees, or related covenants.

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

ITEM 3   CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 27, 2005, we issued a total of 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to David L. Mayer, one of our Directors. The stock was issued to Mr. Mayer in exchange for his agreement to serve on our Board of Directors. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

         On January 27, 2005, we issued a total of 1,500,000 shares of our common stock, restricted in accordance with Rule 144, to Matthew J. Symonds, our Chief Executive Officer, Chief Financial Officer, Secretary, and one of our Directors. The stock was issued to Mr. Symonds in exchange for his agreement to serve as our sole officer and on our Board of Directors. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

         On January 27, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to an unrelated consultant for his services relating to the due diligence conducted to close the stock purchase agreement with Langley Park Investments Plc. last year. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

         Between March 14, 2005 and March 28, 2005, we issued a total of 1,198,678 shares of our common stock, restricted in accordance with Rule 144, to 32 foreign investors in offshore transactions pursuant to the terms of a stock purchase agreement. The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.

         On March 28, 2005, we issued a total of 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to Thomas Fry, one of our Directors. The stock was issued to Mr. Fry in exchange for his agreement to serve on our Board of Directors. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         There have been no events that are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no events that are required to be reported under this Item.

ITEM 5   OTHER INFORMATION

Bonanza Gold Project

         On March 14, 2005, we entered into a joint venture agreement with Searchlight Exploration, LLC, an Arizona limited liability company, which owns the mining and mineral rights to mines known as the Bonanza Project. The Bonanza Project consists of approximately 5,000 acres of land located in Mohave County, Arizona. Pursuant to the joint venture agreement, we have the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement we pay $5,000 up front, $10,000 per calendar quarter, and 250,000 shares of our common stock, restricted in accordance with Rule 144, for the rights granted to us under this agreement. If we fail to make these payments Searchlight has the right to terminate this agreement and disallow further exploration by us at this mine. Under the terms of the agreement we also owe Serpent Mining Limited 50,000,000 shares of our common stock, restricted in accordance with Rule 144, as a finder's fee for locating the Bonanza Project. As of March 31, 2005, we had not issued the 250,000 shares to Searchlight or the 50,000,000 shares to Serpent.

         Since the agreement with Searchlight is recent, currently, we only have plans to take bids from drilling and/or engineering companies to drill sample locations on the project. Based on these results we will develop and plan going forward.

Annual Meeting

         On April 29, 2005, we filed a Preliminary Schedule 14-C Information Statement with the Securities and Exchange Commission regarding our annual shareholders' meeting, which we originally planned to hold May 31, 2005. However, based on comments we received from the Securities and Exchange Commission we filed a First Amended Preliminary Schedule 14-C Information Statement on June 14, 2005 and plan on holding our annual shareholders' meeting on Monday, July 18, 2005.

Glossary of Terms

         A glossary of the mining and mineral resource terms used in this Report are attached as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Statement Concerning International Risks

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

         3.3 (5) Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed September 3, 2003

         3.4 (5) Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed April 7, 2004

         3.5 (1)        Bylaws of HeavenExpress.com Inc.

         4.1 (5) Articles of Amendment to Articles of Incorporation of Golden Sand Eco-Protection, Inc. creating Series A Convertible Preferred Stock

         4.2 (4)        2004 Equity Compensation Plan

         10.1(6) Joint Venture Agreement with Searchlight Exploration, LLC dated March 14, 2005 (for the Bonanza Project)

         31.1           Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Executive Officer

         31.2           Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Financial Officer

         32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 (6)       Glossary  of  Terms  Regarding   Mineral  Resources  and
                        Reserves

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

            (6) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, dated May 5, 2005 and filed with the Commission on May 9, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GALAXY MINERALS, INC.
                                            ------------------------------------
                                            (Registrant)


Dated:  June 21, 2005                       /s/  Matthew J. Symonds
                                            ------------------------------------
                                            Matthew J. Symonds, President, Chief
                                            Financial Officer, and Secretary