Form 10QSB
period 2005-06-30
GALAXY MINERALS INC
filed 2005-09-20
CIK 1102217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number: 333-95549

Galaxy Minerals, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0974212 (IRS Employer Identification No.)
500 Park Avenue, Suite 203 Lake Villa, IL 60046 (Address of principal executive offices)
(847) 265-7600 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DUIRNG THE PRECEDING FIV EYEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 13, 2005, there were 446,603,616 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐  No ☒

Galaxy Minerals, Inc.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“estimate,”“consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2005

ASSETS

Current assets
Cash and cash equivalents	$1,820,386
Due from shareholders	65,000
Marketable securities - trading	65,847
Deferred tax asset, less valuation allowance of $3,105,137	-
Total current assets	1,951,233

Investment in Langley Park Investment PLC	1,837,005
1,837,005

$3,788,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$27,800
Total current liabilities	27,800

Minority interest in consolidated joint venture	(38,981)

Convertible debenture	1,574,478
Total liabilities	1,563,297

Commitments and contingencies (Notes 4, 8, and 9)

Stockholders' equity
Preferred Stock - $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-
Common stock - $.001par value; 1,000,000,000 shares
authorized, 478,003,616 issued and outstanding	478,003
Stock subscription receivable	-
Additional paid-in-capital	18,902,601
Deficit accumulated during the exploration stage	(16,976,050)
Deficit	(179,613)
Total stockholders' equity	2,224,941

$3,788,238

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative to date
	For the three months ended		For the six months ended		since inception
	June 30		June 30		(December 19,1999)
	2005	2004	2005	2004	to June 30, 2005
EXPLORATION STAGE EXPENSES
Minerals property acquisition costs	-	-	-	-	7,120,000
Exploration costs	2,125,709	79,350	2,299,859	79,350	2,343,410
Laboratory fees	-	-	1,121	-	5,385
Interest expense	-	-	-	-	4,222
Professional and consulting fees	700,974	300,218	1,538,099	302,218	4,372,847
Rent	8,000	-	14,000	-	14,000
General and administrative	31,698	51	55,139	210	89,260
Impairment of investment	-	-	-	-	2,312,774
TOTAL EXPLORATION STAGE EXPENSES	2,866,381	379,619	3,908,218	381,778	16,261,898

EXPLORATION STAGE LOSS	(2,866,381)	(379,619)	(3,908,218)	(381,778)	(16,261,898)

OTHER EXPENSES
Loss on sale of marketable securities - realized	(361,144)	-	(418,722)	-	(506,129)
Recovery of loss on sale of marketable
securities - unrealized	237,943	-	296,092	-	(28,218)
TOTAL OTHER EXPENSES	(123,201)	-	(122,630)	-	(534,347)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,989,582)	(379,619)	(4,030,848)	(381,778)	(16,796,245)

PROVISION FOR INCOME TAXES	-	-	-	-

MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED JOINT VENTURE	-	38,916	-	38,972	38,981

NET LOSS	$(2,989,582)	$(340,703)	$(4,030,848)	$(342,806)	$(16,757,264)
Net loss per common share,
basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	445,210,635	298,234,800	423,578,431	294,957,600

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

			Cumulative
	For the six months ended		since inception
	June 30,		(December 19, 1999)
	2005	2004	to June 30, 2005
Cash flows from exploration stage activities
Net loss	$(4,030,848)	$(342,806)	$(16,757,264)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of marketable securities	122,630	-	534,347
Impairment of investments	-	-	2,312,774
Common stock issued for services	2,979,720	-	5,716,400
Common stock issued for minerals property
acquisition costs	-	-	7,000,000
Accrued interest on loan payable officer	-	-	3,067
Increase (decrease) in:
Accounts payable and accrued expenses	13,800	(5,585)	27,800
Total adjustments	3,116,150	(5,585)	15,594,588
Net cash used in exploration stage activities	(914,698)	(348,391)	(1,162,876)

Cash flows from investing activities
Proceeds from sale of marketable securities	390,647	-	1,031,240
Net cash provided by investing activities	390,647	-	1,031,240

Cash flows from financing activities
Proceeds from convertible debenture	1,870,000	-	1,870,000
Proceeds from sales of common stock	133,688	-	139,151
Capital contribution from officer		7,604	16,804
Proceeds from shareholder loan	-	50,100	235,372
Proceeds from note payable officer	-	-	34,161
Shareholder loans	(65,000)	-	(300,372)
Minority interest in consolidated joint venture	0	(56)	(38,981)
Net cash provided by financing activities	1,938,6822	57,648	1,952,022

Net increase in cash	1,414,637	(290,743)	1,820,386
Cash, beginning of period	405,749	26	0
Cash, end of period	$1,820,386	$(290,717)	$1,820,386

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing Activities

Common stock issued for services	$2,979,720	$280,000	$5,716,400
Common stock issued for investment	$-	$-	$6,000,000
Common stock issued for minerals
property acquisition costs	$-	$-	$7,000,000

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(CONT.)

			Cumulative
			since inception
	For the six months ended		(December 19, 1999)
	June 30,		to June 30, 2005
	2005	2004
Common stock issued for commissions	$-	$-	$1,800,000
Advances contributed to capital by officer	$-	$7,604	$44,832
Unrealized loss on available-for-sale securities,
net of deferred tax of $-	$-	$-	$324,310

See accompanying notes to the consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and Subsidiary ("the Company") (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when the previous majority owner sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral rights.

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

Unaudited Consolidated Financial Statements - The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Exploration Stage Company - The Company has been devoting its efforts to activities such as acquiring minerals rights, raising capital, establishing sources of information, and developing plans for the exploitation of its minerals rights. The Company has not yet generated any revenues and, as such, it is considered an exploration stage company.

Mineral Properties - Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

NOTE 2. INCOME TAXES
At June 30, 2005, the Company had a net operating loss carry forward of approximately $14,100,000 and a capital loss carryforward of approximately $146,000. The net operating loss may be carried forward to offset federal income taxes in various future years through year 2024 and the capital loss may be carried forward to future years through 2009. During the year 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

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

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS
As reflected in the accompanying financial statements, the Company incurred net losses of approximately $4,000,000 for the six months ended June 30, 2005, and has an accumulated deficit of $16,976,050. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Although the Company completed a financing via a stock exchange with Langley Park Investments Plc of the UK on September 30, 2004, and a securities purchase agreement with GCA Securities investment fund on May 9, 2005, the Company cannot be sure of meeting its cash requirements until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s business of acquiring, developing and exploiting minerals rights is contingent upon its ability to secure adequate financing. Management believes that this financing will be necessary in order for the Company to continue. The Company is actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to the company.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company has executive offices in the residence of one of its shareholders and its joint venture in the Yellow Jacket and Phoenix mines. The Company occupies approximately 2,400 square feet, for a monthly rental fee of $2,500.

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

Oatman/Lexington Mines

On October 31, 2004, the Company entered into a joint venture agreement with Searchlight Exploration, LLC (Searchlight), an Arizona limited liability company, that owns the Oatman/Lexington Mines. The Oatman/Lexington Mines consist of 7 patented (privately-owned land where the owner can mine or convey rights to the property and 76 unpatented (government-owned land where the government has conveyed the right to mine the property) mining claims in and around Oatman, Arizona. Pursuant to a joint venture agreement, the Company has the right to take samples and explore at this mine and must put at least $100,000 of the work into the exploration and sampling at this mine. Under the agreement, the Company pays $10,000 per quarter for the rights under this agreement. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

Bonanza Project

On October 31, 2004, the Company entered into a joint venture agreement with Searchlight, that also owns Bonanza Mine. The Bonanza Mine consists of approximately 4,000 acres of land located in Mohave County, Arizona. Pursuant to a joint venture agreement, the Company has the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement, the Company pays $10,000 per quarter for the rights. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

As of June 30, 2005, other than the projects described above, the Company had no commitments with respect to the development of its mineral assets.

On May 9, 2005, the Company entered into a securities purchase agreement with GCA Strategic Investment Fund Limited (“GCA Fund”). Pursuant to the agreement, GCA Fund agreed to purchase Convertible Secured Promissory Notes not to exceed $6,000,000. Upon execution of the agreement GCA Fund purchased $2,200,000 of notes which provided the Company with $1,870,000 in cash. The Company paid a finders fee of $273,000 in connection with this transaction. GCA Fund has the right to exchange the notes for common stock and stock warrants. On May 9, GCA Fund was issued warrants to purchase 9,705,882 shares of common stock with an indeterminable exercise price based on the market value of the Company’s common stock.

NOTE 5. STOCKHOLDERS’ EQUITY

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

On March 16, 2005, the Company declared a 20% stock dividend to the stockholders of record as of March 31, 2005. The financial statements have been retroactively restated to reflect the 20% stock dividend.

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

Because the Company has a 51% interest in the extracted minerals and no ownership of the mine, Stealth owns 100 percent of the mine, the joint venture is not consolidated in the financial statements of the Company. Instead, the actual costs of exploration and extraction have been recorded in the financial statements.

NOTE 7. CONSULTING FEES AND DIRECTORS’ FEES

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

On March 28, 2005, the Company issued 1,000,000 restricted shares to a director of the Company in consideration of directors’ fees. The value of the Company’s stock on March 28, 2005 was $0.19. The entire implied cost of director’s fees of $130,000 was recognized as an expense in the statement of operations for the quarter.

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

On April 8, 2005 the Company issued 500,000 shares in consideration for consulting services regarding the acquisition of mineral rights. The value of the Company’s stock on April 8, 2005 was $0.105. The entire implied cost of $52,500 was recognized as an expense in the statement of operations for the quarter.

On May 20, 2005 the Company issued 59,500,000 shares in consideration for consulting services regarding the acquisition of mineral rights. The value of the Company’s stock on May 20, 2005 was $0.35. The entire implied cost of $2,082,500 was recognized as an expense in the statement of operations for the quarter.

NOTE 8. MARKETABLE SECURITIES

The company classifies marketable securities in two categories: trading securities and available-for-sale securities. Trading securities are measured at fair value, with unrealized gains and losses included in income. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in other comprehensive income. Available-for-sale securities with measured declines that are not considered temporary are included in income. The company’s marketable equity securities have been classified as available-for-sale securities. Fair values for marketable securities are based on quoted market prices. The following is a summary of the company’s investment in marketable equity securities as of June 30, 2005:

Securities	Cost	Unrealized Losses	Estimated Fair Value

Langley Park Investments Plc	$308,842	($ 242,994)	$65,847

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

Summary Overview

We are an exploration stage company involved in the exploration for natural minerals in several mines, which we own some or all of the minerals rights to mine. Through our subsidiary, we have the minerals rights to mine four different mines. To date, we have conducted exploratory activities at several of these locations but have not mined any minerals from the mines, other than samples, and have not derived any revenues from our current business operations, and have not had revenues in our last two fiscal years ended December 31, 2004, and 2003.

Plan of Operation

Our plans for the exploration of these projects has not materially changed since the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2004. For our exploration activities at the properties, we continue to evaluate the results from the exploration and the surface sampling at the four mines. Based on the geological reports of Parkinson Geologic, we believe the placement of a pilot plant, which is a tool that extracts minerals from the rocks in the mine, at the Yellow Jacket and Phoenix Mine would be advantageous at this time and plan to put one in place as soon as the proper preparations can be made for the installment of the plant. We are also in the process of determining the optimal method for determining if any mineral prospects exist at the other mining locations. At the same time, we are evaluating other minerals opportunities with a view to diversifying our activities.

On May 9, 2005, we entered into a Securities Purchase Agreement (the “Agreement”) with GCA Strategic Investment Fund Limited (“GCA Fund”), pursuant to which GCA Fund agreed to purchase Convertible Secured Promissory Notes (the “Notes”) from us, in an amount up to a total of $6,000,000. Under the Agreement, GCA Fund will purchase the Notes at our request until a total of $6,000,000 in Notes has been purchased.

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

Change in Employees

We do not have any plans to change our number of employees in the foreseeable future. We plan to continue to utilize independent contractors for the exploration activities, to locate possible new mineral rights opportunities, and for some of our general business affairs.

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

The following analysis compares the results of operations for the three-month period ended June 30, 2005 to the comparable period ended June 30, 2004

Results of Operations

Introduction and Plan of Operation

Results for the three months ended June 30, 2005, are much different than our results for the three months ended June 30, 2004, due to our change from a company with little or no operations to an exploration stage company in the mining industry as a result of our acquisition of Yellow Jacket Finance Limited in April 2004, and our joint venture agreements with various third parties to explore four mines. Our financial statements for the quarter ended June 30, 2005, reflect this change in our business operations. While we had no revenues for the quarter ended June 30, 2005, we incurred significant exploration stage costs due to the costs associated with our acquisition of certain mining rights and therefore we continue to operate at a substantial loss. Our operations consist primarily of the initial exploration of our recently acquired mineral rights. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and exploration of mineral rights.

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, are as follows:

	Quarter Ended	Quarter Ended
	June 30, 2005	June 30, 2004

Revenues	$-	$-
Minerals property acquisition costs	-	-
Exploration costs	2,125,709	79,350
Laboratory fees	-	-
Professional and consulting fees	700,974	300,218
Interest expenses	-	-
Rent	8,000	-
General and administrative	31,698	51
Impairment of investment	-	-
Total exploration stage expenses	2,866,381	379,619
Total other expenses	(123,201)	-
Loss before taxes and other Gains (Losses)	(2,989,582)	(379,619)

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, are as follows:

	Quarter Ended	Quarter Ended
	June 30, 2005	June 30, 2004

Income tax provision	$-	$-
Minority interest in joint venture	-	38,916
Net loss	(2,989,582)	(340,703)

Our net loss for the three months ended June 30, 2005, was ($2,989,582) compared to ($340,703) for the three months ended June 30, 2004. The significant increase in our net loss was due to the fact that we acquired Yellow Jacket Finance Limited and did not began exploratory operations until April 2004. These exploration stage expenses accounted for $2,866,381 of our net loss. The other gains (losses) of realized gain on the sale of marketable securities for the three months ended totaled ($361,144) and the other gains (losses) of unrealized gain on the sale of marketable securities for the same period totaled 237,943.

The following analysis compares the results of operations for the six-month period ended June 30, 2005 to the comparable period ended June 30, 2004

Results of Operations

Introduction and Plan of Operation

For the same reasons as set forth above, our results for the six months ended June 30, 2005, are significantly different than our results for the six months ended June 30, 2004. We had no revenues for the six months ended June 30, 2005, but we incurred significant exploration stage costs due to the costs associated with our acquisition of certain mining rights and therefore we continue to operate at a substantial loss. Our operations consist primarily of the initial exploration of our recently acquired mining claims. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and initial exploration of mining claims.

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Revenues	$-	$-
Minerals property acquisition costs	-	-
Exploration expenses	2,299,859	79,350
Laboratory expenses	1,121	-
Professional and consulting fees	1,538,099	302,218
Interest expenses	-	-
Rent	14,000	-
General and administrative	55,139	210
Impairment of investment	-	-
Total exploration stage expenses	3,908,218	381,778
Total other expenses	(122,630)	-
Loss before taxes and other Gains (Losses)	(4,030,848)	(381,778)

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, are as follows:

	Six months Ended	Six months Ended
	June 30, 2005	June 30, 2004

Income tax provision	$-	$-
Minority interest in joint venture	-	38,972
Net loss	(4,030,848)	(342,806)

Our net loss for the six months ended June 30, 2005, was ($4,030,848) compared to (342,806) for the six months ended June 30, 2004. The significant increase in our net loss was due to the fact that we acquired Yellow Jacket Finance Limited and did not began exploratory mining operations until April 2004, so our expenses were relatively small for the six months ended June 30, 2004, compared to the same period in 2005. These exploration stage expenses accounted for $3,908,218 of our net loss for this six-month period. The other gains (losses) of realized gain on the sale of marketable securities for the six months ended June 30, 2005, totaled ($418,722), while the other gains (losses) of unrealized gain on the sale of marketable securities for the same period totaled 296,092.

Liquidity and Capital Resources

Introduction

We have not generated any revenue to date from our exploration stage activities. We have primarily financed our activities from loans from our shareholders. We received loans from a shareholder to undertake the Yellow Jacket and Phoenix drilling programs. Substantially all of these loans were drawn and expended in the second quarter of 2004.

Our cash, total assets, and total liabilities as of June 30, 2005, as compared to June 30, 2004, are as follows:

	As of	As of
	June 30,	June 30
	2005	2004

Cash and cash equivalents	$1,820,386	$566
Total current assets	1,951,233	566
Total assets	3,788,238	566
Total current liabilities	27,800	102,318

Our cash and cash equivalents have increased substantially due to the closing of a financing deal for up to $6,000,000, of which, to date, we have received $1,870,000 in exchange for a $2,200,000 principal amount convertible promissory note. The difference between our current assets and our total assets is a result of the stock swap arrangements with Langley Park Investments PLC. Under the terms of the stock swap we exchanged some of our common stock for common stock of Langley Park Investments PLC.

Cash Requirements

On May 9, 2005, we closed a financing arrangement for up to $6,000,000 in financing. The terms of this financing deal are further detailed herein. On May 9, 2005, upon the closing of this financing we received $1,870,000 in exchange for a $2,200,000 principal amount convertible promissory note. We believe this financing deal will provide us the cash necessary to operate for the next six to twelve months.

Sources and Uses of Cash

Operations

Net cash used by exploration stage activities operations was ($914,698) for the six months ended June 30, 2005, as compared to ($348,391) for the same period in 2004. Negative operating cash flows during the six months ended June 30, 2005, were created primarily by corporate fixed and overhead expenses.

Investing

Net cash provided by investing activities was $390,647 and $0, for the six months ended June 30, 2005 and 2004, respectively. Investing activities for the six months ended June 30, 2005, consisted entirely of proceeds from the sales of marketable securities.

Financing

Net cash provided by financing activities was $1,938,688 and $57,648, for the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, financing activities primarily included proceeds from sale of a $2,200,000 principal amount convertible debenture, for which we received $1,870,000, and proceeds from the sales of common stock of $133,688. Net cash provided by financing activities during the six months ended June 30, 2004, included a capital contribution from an officer totaling $7,604, and loans to us from a shareholder totaling $50,100.

Debt Instruments, Guarantees, and Related Covenants

As of June 30, 2005 we had the $2,200,000 convertible debenture outstanding. Under the terms of the financing arrangement, if we do not timely pay the debenture in accordance with its terms it begins to accrue interest at a rate of twelve percent (12%) per annum. The holder also has the option, at any time, to convert the amounts due under the debenture into shares of our common stock. The number of shares of common stock to be issued upon each conversion shall be determined by dividing the amount to be converted by the conversion price in effect on the date a notice of conversion is delivered to us. The conversion price is equal to 95% of the average of the three lowest closing bid prices for the twenty (20) trading days immediately prior to the date of the related notice of conversion. As of June 30, 2005, we did not have additional outstanding debt instruments, guarantees, or related covenants. As of June 30, 2004, we did have any outstanding debt instruments, guarantees, or related covenants.

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

ITEM 3 Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Between April 13, 2005 and May 20, 2005, we issued a total of 1,854,436 shares of our common stock, restricted in accordance with Rule 144, to 28 foreign investors in offshore transactions, for cash totaling $50,075, pursuant to the terms of stock purchase agreements. The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shareholders are sophisticated, foreign investors who are familiar with our operations.
On May 9, 2005, we issued a Convertible Secured Promissory Note in the principal amount of $2,200,000 and Warrants to purchase 9,705,882 shares of our common stock to one investor, GCA Strategic Investment Fund Limited (“GCA Fund”), in exchange for $1,870,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited. The Note is due five years from its date of issuance and if we do not timely pay the Note in accordance with its terms it begins to accrue interest at a rate of twelve percent (12%) per annum. GCA Fund also has the option, at any time, to convert the amounts due under the Note into shares of our common stock. The number of shares of common stock to be issued upon each conversion shall be determined by dividing the amount to be converted by the conversion price in effect on the date a notice of conversion is delivered to us. The conversion price is equal to 95% of the average of the three lowest closing bid prices for the twenty (20) trading days immediately prior to the date of the related notice of conversion.

In April and May 2005, we issued 60,000,000 shares of our common stock, restricted in accordance with Rule 144, to 3 different entities under the terms of those certain joint venture agreements under which we acquired certain of the mineral rights we own in the four mines. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Shareholders, held on July 25, 2005, the shareholders approved the following agenda items as set forth in the Company’s 14C Information Statement on file with the SEC:

1. Three individuals were elected to our Board of Directors, namely Matthew J. Symonds, Dr. Thomas P. Fry, and David L. Mayer. Mr. Symonds is an employee-director and Messrs. Fry and Mayer are outside (non-employee) directors. All three were directors prior to the meeting. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Matthew J. Symonds	285,997,158	-0-	-0-	-0-	-0-
Dr. Thomas P. Fry	285,997,158	-0-	-0-	-0-	-0-
David L. Mayer	285,997,158	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

2. An amendment to the Articles of Incorporation to increase the authorized common stock from 500,000,000 shares, par value $0.001, to 1,000,000,000 shares, par value $0.001. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
285,997,158	-0-	-0-	-0-	-0-

The amendment to the Articles of Incorporation was filed with the State of Florida on July 25, 2005, with an effective date of July 26, 2005.

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on April 29, 2005 and our Amended Schedule 14C dated and filed with the Securities and Exchange Commission on June 14, 2005.

ITEM 5 Other Information

Stock Dividend

On April 1, 2005, we issued a stock dividend, equal to one share of our common stock for each five shares of our common stock owned, to all of our shareholders as of March 31, 2005. This dividend was approved by our Board of Directors.

GCA Strategic Investment Fund Limited Financing

On May 9, 2005, we entered into a Securities Purchase Agreement (the “Agreement”) with GCA Strategic Investment Fund Limited (“GCA Fund”), pursuant to which GCA Fund agreed to purchase Convertible Secured Promissory Notes (the “Notes”) from us, in an amount up to a total of $6,000,000. Under the Agreement, GCA Fund will purchase the Notes at our request until a total of $6,000,000 in Notes has been purchased.

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

The Notes are due five years from their date of issuance. If we do not timely pay the Notes in accordance with their terms they begin to accrue interest at a rate of twelve percent (12%) per annum. GCA Fund also has the option, at any time, to convert the amounts due under the Notes into shares of our common stock. The number of shares of common stock to be issued upon each conversion shall be determined by dividing the amount to be converted by the conversion price in effect on the date a notice of conversion is delivered to us. The conversion price is equal to 95% of the average of the three lowest closing bid prices for the twenty (20) trading days immediately prior to the date of the related notice of conversion. If GCA Fund elects to convert any amounts due under the Notes, in addition to the common stock, we will issue GCA Fund a Common Stock Purchase Warrant exercisable for shares of our common stock equal to fifteen percent (15%) of the number of common shares into which the Notes are convertible on the trading day prior to the Closing Date. On May 9, 2005, with our initial $2,200,000 Note, we issued GCA Fund a warrant to purchase 9,705,882 shares of our common stock.

Pursuant to the terms of a Security Agreement dated May 9, 2005, our repayment of the principal and interest due under the Notes is secured by all our rights, title and interest, including proceeds thereof, that we currently have in the following: (i) the Joint Venture Agreement relating to the Yellow Jacket and Phoenix Mines and adjoining areas; (ii) the Project Acquisition Agreement between us, Searchlight Exploration, LLC and The McIntyre/Bauman New Jersey Trust dated as of October 31, 2004; and (iii) the Bonanza Gold Project Acquisition Agreement between us and Searchlight Exploration, LLC dated as of March 14, 2005.

In order to induce GCA Fund to execute the Agreement, GCA Fund required security in addition to the security offered by us under the Security Agreement. Therefore, Oro Blanco, LLC, a Nevada limited liability company, Scott Goldstein, an individual, and Stealth Enterprises Inc., an Illinois corporation, executed a Pledge Agreement in favor of GCA Fund, pledging the mineral rights they own in the Yellow Jacket and Phoenix Gold Mines to further secure our payment under the Notes. In exchange for these parties executing the Pledge Agreement, we executed a Security Agreement with Oro Blanco, LLC, dated May 6, 2005, wherein we granted Oro Blanco, LLC, a first lien and security interest in all our equipment, including our mining equipment, all our vehicles, any property purchased with the GCA Fund financing, and any other personal property we own that is located at the Yellow Jacket and Phoenix Mines, up to a total of $1,750,000.

Pursuant to the terms of a Registration Rights Agreement dated May 9, 2005, we agreed to file a registration statement with the Securities and Exchange Commission within 45 days (June 23, 2005) from the date of the Agreement covering the resale of any common stock acquired by (or potentially acquirable by) GCA Fund upon the conversion of the Notes, or exercise of the Common Stock Purchase Warrants, with a goal of having the registration statement declared effective on a date no longer than ninety days from the date of the Agreement (August 8, 2005).

Pursuant to the Registration Rights Agreement, on July 5, 2005, we filed a Registration Statement on Form SB-2 to register an indeterminate number of shares of our common stock issuable upon conversion of the secured convertible note and exercise of the warrants held by GCA. On July 29, 2005, we received the first set of comments to our Registration Statement from the Securities and Exchange Commission and we are in the process of responding to those comments. Our response to those comments was delayed due to the situation with our independents auditors, which is discussed below.

Independent Auditors

On August 5, 2005, Dohan and Company, CPA's, P.A., the independent accountants previously engaged as the principal accountants to audit our financial statements, were dismissed. The decision to change accountants was approved by the Board of Directors.

On September 13, 2005, we decided to re-engage the services of Dohan and Company, CPA’s, P.A. for the limited purpose of reviewing our financial statements for this Quarterly Report on Form 10-QSB, reviewing and assisting us with our response to the comments on, and the filing of, our amended Registration Statement, and reviewing and assisting us with filing any amended Exchange Act periodic filings that may need to be filed based on the comments from the Securities and Exchange Commission on our Registration Statement.

Amended Exchange Act Filings

As noted above, on July 29, 2005, we received comments from the Securities and Exchange Commission regarding our Registration Statement on Form SB-2. As part of those comments the Securities and Exchange Commission has requested that we file amended Exchange Act filings to make changes consistent with any we make to our amended Registration Statement. As explained above, we have not completed our responses to the Securities and Exchange Commission’s comments and, therefore, do not know exactly what changes will be necessary to our Registration Statement and what amended Exchange Act periodic filings will need to filed with parallel changes. However, we do anticipate we will file amendments to some of our recent periodic filings.

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

Statement Concerning International Risks

We operate in developing markets, which may subject us to volatile conditions not present in the United States. Our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States generally do not contend with, such as:

•	foreign currency exchange fluctuations and instability of foreign currencies;

•	varying foreign governmental regulations and regulatory authority requirements;

•	political or economic instability and volatility in particular countries or regions;

•	limited protection for intellectual property;

•	difficulties in staffing and managing international operations; and

•	difficulties in collecting accounts receivable.

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

ITEM 6 Exhibits

(a)Exhibits
2.1 (3)	Agreement and Plan of Reorganization dated as of April 16, 2004 between the Company and Yellow Jacket Finance Limited

3.1 (1)	Articles of Incorporation of HeavenExpress.com Inc.

3.2 (2)	Certificate of Amendment to the Articles of Incorporation of HeavenExpress.com Inc. filed March 4, 2002

3.3 (5)	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed September 3, 2003

3.4 (5)	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed April 7, 2004

3.5 (1)	Bylaws of HeavenExpress.com Inc.

4.1 (5)	Articles of Amendment to Articles of Incorporation of Golden Sand Eco-Protection, Inc. creating Series A Convertible Preferred Stock

4.2 (4)	2004 Equity Compensation Plan

10.1 (6)	Securities Purchase Agreement with GCA Strategic Investment Fund Limited dated May 9, 2005

10.2 (6)	Form of Convertible Secured Promissory Note to GCA Strategic Investment Fund Limited

10.3 (6)	Form of Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited

10.4 (6)	Security Agreement with GCA Strategic Investment Fund Limited dated May 9, 2005

10.5 (6)	Registration Rights Agreement with GCA Strategic Investment Fund Limited dated May 9, 2005

10.6 (6)	Escrow Agreement with GCA Strategic Investment Fund Limited dated May 9, 2005

10.7 (6)	Pledge Agreement with Scott Goldstein, Stealth Enterprises, Inc., Oro Blanco, LLC, GCA Strategic Investment Fund Limited dated May 6, 2005

10.8 (6)	Security Agreement with Oro Blanco Mining, LLC dated May 6, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (7)	Glossary of Terms Regarding Mineral Resources and Reserves

(1)	Incorporated by reference from our Registration Statement on Form SB-2 dated January 24, 2000 and filed with the Commission on January 27, 2000.

(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 22, 2002.

(3)	Incorporated by reference from our Current Report on Form 8-K dated April 22, 2004 and filed with the Commission on April 26, 2004.

(4)	Incorporated by reference from our Registration Statement on Form S-8 dated April 21, 2004 and filed with the Commission on April 26, 2004.

(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, dated August 12, 2004 and filed with the Commission on August 16, 2004.

(6)	Incorporated by reference from our Current Report on Form 8-K dated May 13, 2005 and filed with the Commission on May 16, 2005.

(7)	Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, dated May 5, 2005 and filed with the Commission on May 9, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Minerals, Inc.
(Registrant)

Dated: September 19, 2005	/s/ Matthew J. Symonds
Matthew J. Symonds, President, Chief Financial Officer, and Secretary