Form 10QSB
period 2005-09-30
GALAXY MINERALS INC
filed 2005-11-16
CIK 1102217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 11, 2005, there were 446,603,616 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐  No ☒

Galaxy Minerals, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements	1
ITEM 2	Managements Discussion and Analysis or Plan of Operation	11
ITEM 3	Controls and Procedures	17

PART II - OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1     Financial Statements

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005

ASSETS

Current assets
Cash and cash equivalents	$1,185,351
Marketable securities - trading	100,112
Deferred tax asset, less valuation allowance of $3,270,637	-
Total current assets	1,285,463

Fixed assets	139,024

Investment in Langley Park Investment PLC	888,195
888,195

$2,312,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,836
Total current liabilities	13,836

Commitments and contingencies (Note 4)	1,574,478

Stockholders' equity
Preferred Stock - $.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock - $.001par value; 1,000,000,000 shares
authorized, 446,603,616 issued and outstanding	446,603
Additional paid-in-capital	18,869,001
Deficit accumulated during the exploration stage	(17,462,813)
Deficit	(179,613)
Unrealized Loss on Investment	(948,810)
Total stockholders' equity	724,368

$2,312,682

See notes to consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative to date
	For the three months ended		For the nine months ended		since inception
	September 30,		September 30,		(December 19,1999)
	2005	2004	2005	2004	to September 30, 2005

EXPLORATION STAGE EXPENSES
Minerals property acquisition costs	-	7,120,000	-	7,120,000	7,120,000
Exploration costs	49,809	-	2,349,668	79,350	2,393,219
Laboratory fees	-	-	1,121	-	5,385
Interest expense	-	-	-	-	4,222
Professional and consulting fees	376,376	2,421,681	1,914,474	2,723,899	4,749,222
Rent	6,072	-	20,072	-	20,072
General and administrative	49,789	204	104,929	414	139,050
Impairment of investment	-	2,312,774	-	2,312,774	2,312,774
TOTAL EXPLORATION STAGE EXPENSES	482,046	11,854,659	4,390,264	12,236,437	16,743,944

EXPLORATION STAGE LOSS	(482,046)	(11,854,659)	(4,390,264)	(12,236,437)	(16,743,944)

OTHER EXPENSES
Loss on sale of marketable securities - realized	-	-	(418,722)	-	(506,129)
Recovery of loss on sale of marketable securities - unrealized	34,264	-	330,356	-	(212,740)
TOTAL OTHER EXPENSES	34,264	-	(88,366)	-	(718,869)

LOSS BEFORE PROVISION FOR INCOME TAXES	(447,782)	(11,854,659)	(4,478,630)	(12,236,437)	(17,462,813)

PROVISION FOR INCOME TAXES	-	-	-	-	-

MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED JOINT VENTURE	(38,981)	9	(38,981)	38,981	-

NET LOSS	$(486,763)	$(11,854,650)	$(4,517,611)	$(12,197,456)	$(17,462,813)

OTHER COMPREHENSIVE INCOME (Loss)
Unrealized Loss on Investment	(948,810)	-	(948,810)	-

TOTAL COMPREHENSIVE INCOME (Loss)	(1,435,573)	(11,854,650)	(5,466,421)	(12,197,456)

Net loss per common share,
basic and fully diluted	$(0.01)	$(0.04)	$(0.01)	$(0.05)

Weighted average common shares outstanding	462,155,790	269,179,628	427,963,977	255,995,397

See notes to consolidated financial statements.

GALAXY MINERALS, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
	For the nine months ended		since inception
	September 30,		(December 19, 1999)
	2005	2004	to September 30, 2005
Cash flows from exploration stage activities
Net loss	$(4,517,611)	$(12,197,456)	$(17,462,813)
Adjustments to reconcile net loss to net cash
used in operating activities
Loss on sale of marketable securities	88,366	-	718,869
Impairment of investments	-	2,312,774	2,312,774
Common stock issued for services	2,979,720	2,680,000	5,716,400
Common stock issued for minerals property
acquisition costs	-	7,000,000	7,000,000
Accrued interest on loan payable officer	-	-	3,067
(Increase) decrease in:
Investment in Langley Park Investment PLC	948,810	-	948,810
Increase (decrease) in:
Accounts payable and accrued expenses	(164)	1,895	13,836
Total adjustments	4,016,732	11,994,669	16,713,756
Net cash used in exploration stage activities	(500,879)	(202,787)	(749,057)

Cash flows from investing activities
Proceeds from sale of marketable securities	390,647	-	1,031,240
Purchase of fixed assets	(139,024)	-	(139,024)
Net cash provided by investing activities	251,623	-	892,216

Cash flows from financing activities
Proceeds from convertible debenture	1,870,000		1,870,000
Proceeds from sales of common stock	68,687	-	70,037
Capital Contribution from officer		7,604	16,804
Proceeds from shareholder loan	65,000	235,372	300,372
Proceeds from note payable officer	-	-	34,161
Payment of shareholder loans	(65,000)	-	(300,372)
Minority interest in consolidated joint venture	38,981	(38,981)	0
Net cash provided by financing activities	1,977,668	203,995	1,991,002

Unrealized Loss on Investment	(948,810)	0	(948,810)

Net increase in cash	779,602	1,208	1,185,351
Cash, beginning of period	405,749	26	0
Cash, end of period	$1,185,351	$1,234	$1,185,351

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing Activities

Common stock issued for services	$2,979,720	$2,680,000	$5,716,400
Common stock issued for investment	$-	$6,000,000	$6,000,000
Common stock issued for minerals
property acquisition costs	$-	$7,000,000	$7,000,000
Common stock issued for commissions	$-	$800,000	$1,800,000
Advances contributed to capital by officer	$-	$7,604	$44,832
Unrealized loss on available-for-sale securities,
net of deferred tax of $0	$-	$-	$324,310

See notes to consolidated financial statements.

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005, and our results of operations and cash flows for the nine-month periods ended September 30, 2005. The results of operations for the nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2004.

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Galaxy Minerals, Inc. and Subsidiary (f/k/a Golden Sand Eco-Protection, Inc.) (“the Company”) (an exploration stage company) is a Florida corporation formed in December 1999, originally to provide memorial products and services through the Internet. On February 23, 2004, there was a change of control of the Company when the previous majority owner sold 7,550,000 shares, representing approximately 91% of the then issued common shares of the Company to Yellow Jacket Investments Limited, a British Virgin Islands company. Following the reverse acquisition of Yellow Jacket Finance Limited (a British Virgin Islands company) on April 20, 2004, the Company is engaged in the acquisition, development and exploitation of mineral assets.

Merger - The acquisition of Yellow Jacket Finance Limited was effected through a share exchange. The Company issued 241 million shares of its common stock in exchange for the entire share capital of Yellow Jacket Finance Limited. The transaction has been reflected in the accounts of the Company as a merger. The aggregate par value of the 241 million shares issued by the Company has been applied first against additional paid-in capital, with the balance to deficit. Prior year financial statements have been restated to show the activity of Yellow Jacket Finance Limited.

Basis of Consolidation - The consolidated financial statements include the accounts of Galaxy Minerals, Inc. and its wholly-owned subsidiary, Yellow Jacket Finance Limited. All material intercompany balances and transactions were eliminated in the consolidation.

Unaudited Consolidated Financial Statements - The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

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

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes.” FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

Basic And Fully Diluted Net Loss Per Common Share - The Company follows the provisions of FASB Statement No. 128 (SFAS No. 128), “Earnings Per Share.” SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, “Earnings Per Share.” Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.

Exploration Stage Company - The Company has been devoting its efforts to activities such as acquiring minerals rights, raising capital, establishing sources of information, and developing plans for the exploration of its minerals rights. The Company has not yet generated any revenues and, as such, it is considered an exploration stage company.

Mineral Properties - Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

NOTE 2. INCOME TAXES

At September 30, 2005, the Company had a net operating loss carry forward of approximately $14,100,000 and a capital loss carryforward of approximately $146,000. The net operating loss may be carried forward to offset federal income taxes in various future years through year 2024 and the capital loss may be carried forward to future years through 2009. During the year 2003, there was a significant ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of these changes, the Company's ability to utilize net operating losses available before the ownership change is restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carry forwards will, in all likelihood, be reduced or eliminated in future years due to the change in ownership.

SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit of $3,270,637 resulting from the net operating loss carry forward may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit of $3,270,637 has been established, resulting in no deferred tax benefit as of the balance sheet date.

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

NOTE 3. GOING CONCERN AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company incurred net losses of approximately $4,520,000 for the nine months ended September 30, 2005, and has an accumulated deficit of $17,642,426. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations. Although the Company completed a financing via a stock swap with Langley Park Investments Plc of the UK on September 30, 2004 and a securities purchase agreement with GCA Strategic Investment Fund Limited on May 9, 2005, the Company cannot be sure of meeting its cash requirements until such time as it begins operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s business of acquiring and exploring minerals rights is contingent upon its ability to secure adequate financing. Management believes that this financing will be necessary in order for the Company to continue. The Company is actively pursuing several forms of equity financing, although there can be no assurances that we will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

NOTE 4. COMMITMENTS AND CONTINGECIES

The Company rents executive office space and warehouse space in a business park through one of its shareholders, Stealth Enterprises, Inc. The Company occupies approximately 200 square feet, for a monthly rental fee of $2,500.

Oatman/Lexington Mines

On October 31, 2004, the Company entered into a joint venture agreement with Searchlight Exploration, LLC (Searchlight), an Arizona limited liability company, an entity controlled by one of the Company’s shareholders and which owns the Oatman/Lexington Mines. The Oatman/Lexington Mines consist of 7 patented (privately-owned land where owner can mine or convey rights to the property and 76 unpatented (government-owned land where the government has conveyed the right to mine the property) mining claims in and around Oatman, Arizona. Pursuant to a joint venture agreement the Company has the right to take samples and explore at this mine and must put at least $100,000 of the work into the exploration and sampling at this mine. Under the agreement the Company pays $10,000 per quarter for the rights under this agreement. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

Bonanza Project

On October 31, 2004, the Company entered into a joint venture agreement with Searchlight, who owns Bonanza Mine. The Bonanza Mine consist of approximately 4,000 acres of land located in Mohave County, Arizona. Pursuant to a joint venture agreement, the Company has the right to take samples and explore at this mine and must put at least $100,000 of work into the exploration and sampling at this mine. Under the agreement the Company pays $10,000 per quarter for the rights. If the Company fails to make these payments, Searchlight has the right to terminate this agreement and disallow further exploration at the mine.

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

As of September 30, 2005, the Company had no commitments with respect to the development of its mineral assets.

On May 9, 2005, the Company entered into a securities purchase agreement with GCA Strategic Investment Fund Limited (“GCA Fund”), pursuant to which GCA Fund agreed to purchase Convertible Secured Promissory Notes not to exceed $6,000,000. Upon execution of the agreement GCA Fund purchased $2,200,000 of notes, which provided the Company with $1,870,000 in cash. The Company paid a finders fee of $273,000 in connection with this transaction. GCA Fund has the right to exchange the notes for common stock and stock warrants. On May 9, GCA Fund was issued warrants to purchase 9,705,882 shares of common stock.

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

NOTE 6. JOINT VENTURE

On February 14, 2004, Yellow Jacket Finance Limited (“YJF”) and Stealth Enterprises, Inc. (“Stealth”) entered into a Memorandum of Joint Venture Agreement (“JV Agreement”). Under the terms of the JV Agreement, YJF and Stealth agreed to share the net proceeds from the exploitation of 52 mineral claims, totaling 1,040 acres, in Santa Cruz County, Arizona in the ratio 51:49. The minerals claims are owned by Stealth. Although YJF agreed to procure loans of up to $1.1 million for the exploitation of the Yellow Jacket and Phoenix mines, the Company expects to be able to fund the exploration from its own resources and has released YJF from its commitment. YJF, in turn, has released Yellow Jacket Investments Limited from its commitment to YJF. The Company acquired YJF on April 26, 2004, in a transaction accounted for as a reverse merger.

Because the Company has a 51% interest in the extracted minerals and no ownership of the mine, Stealth owns 100 percent of the mine, the joint venture is not consolidated in the financial statements of the Company. Instead, the actual costs of exploration and extraction have been recorded in the financial statements.

NOTE 7. CONSULTING FEES AND DIRECTORS FEES

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

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

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

NOTE 8. MARKETABLE SECURITIES

The Company classifies marketable securities in two categories: trading securities and available-for-sale securities. Trading securities are measured at fair value, with unrealized gains and losses included in income. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in other comprehensive income. Available-for-sale securities that are restricted are reflected at cost in the balance sheet. When the restriction will lift within one year, the securities are then measured at fair value, with net unrealized gains and losses reported in other comprehensive income. The Company’s marketable equity securities have been classified as available-for-sale securities. Fair values for marketable securities are based on quoted market prices. The following is a summary of the Company’s investment in marketable equity securities as of September 30, 2005:

		Unrealized	Estimated
Securities	Cost	Losses	Fair Value

Langley Park Investments Plc	$308,842	($ 208,730)	$100,112
Trading securities

Langley Park Investments Plc	$1,837,005	($ 948,810)	$888,195
Restricted until July 15, 2006

GALAXY MINERALS, INC AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

NOTE 9. FIXED ASSETS

The company has paid for equipment, fixtures and improvements to be utilized at the mining sites. As of September 30, 2005 none of the fixed assets were placed in service.

ITEM 2     Managements Discussion and Analysis or Plan of Operation

The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this Quarterly Report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Summary Overview

We are an exploration stage company involved in the exploration for natural minerals in several mines, at which we own some or all of the minerals rights to mine. Through our subsidiary, we have the minerals rights to mine four different mines. To date, we have conducted exploratory activities at several of these locations but have not mined any minerals from the mines, other than samples, and have not derived any revenues from our current business operations, and have not had revenues in our last two fiscal years ended December 31, 2004, and 2003.

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

Upon the execution of the Agreement, on May 9, 2005, at our request, GCA purchased Notes totaling $2,200,000. Under the terms of the Agreement and the Notes, we only receive 85% of our requested amount in cash. Therefore, on May 9, 2005, we received $1,870,000 from GCA Fund in exchange for the Note totaling $2,200,000. GCA Fund has also given us written confirmation of their intention to purchase an additional $300,000 Note as soon as we are able to increase our authorized common stock. We believe this $1,870,000 will be sufficient to fund our operations for the next six to twelve months. We cannot request that GCA Fund purchase additional notes unless we are current in our public company reporting obligations and a registration statement covering the securities underlying the convertible promissory notes has been declared effective by the Securities and Exchange Commission. We do not currently meet these requirements and therefore cannot request additional note purchases from GCA Fund.

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

As part of the comments the Securities and Exchange Commission has also requested that we file amended Exchange Act filings to make any changes required in those filings to make them consistent with any we make to our amended Registration Statement. As explained above, we have not completed our responses to the Securities and Exchange Commission’s comments and, therefore, do not know exactly what changes will be necessary to our Registration Statement and what amended Exchange Act periodic filings will need to filed with parallel changes. However, we do anticipate we will file amendments to some of our recent periodic filings.

As a result of both our management and our consultants spending time on reviewing our past Exchange Act filings in response to the Securities and Exchange Commissions comments, as well as the situation with our auditors, we failed to timely file our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and, therefore, on September 20, 2005, our common stock was de-listed from the Over the Counter Bulletin Board and is currently trading on the Pink Sheets. We hope to make all the filings necessary to get re-listed on the Over the Counter Bulletin Board during the first or second quarter of 2006. Although we don’t anticipate any problems with our application to get re-listed, there is always the chance that we will not be able to successfully get re-listed on the Over the Counter Bulletin Board.

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

The following analysis compares the results of operations for the three-month period ended September 30, 2005 to the comparable period ended September 30, 2004

Results of Operations

Introduction and Plan of Operation

Results for the three months ended September 30, 2005, are much different than our results for the three months ended September 30, 2004, due to the fact that following our acquisition of Yellow Jacket Finance Limited in April 2004, we spent significant amounts in the three months ended September 30, 2004, to acquire mineral rights at various mines, as further described above and in our Annual Report for the year ended December 31, 2004. During the three months ended September 30, 2005, we did not spend any funds for the acquisition of new mineral rights, but instead incurred costs related to the exploration activities at those mines. Our financial statements for the quarter ended September 30, 2005, reflect this change in our activities. While we had no revenues for the quarter ended September 30, 2005, we incurred exploration stage costs due primarily to the costs associated with the consultants who assist us with the exploration activities at the mines where we have mineral rights, and therefore we continue to operate at a substantial loss. Our operations consist primarily of the initial exploration of our mineral rights. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and exploration of mining claims.

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, are as follows:

	Quarter Ended	Quarter Ended
	September 30, 2005	September 30, 2004

Revenues	$-	$-
Minerals property acquisition costs	-	7,120,000
Exploration costs	49,809	-
Laboratory fees	-	-
Professional and consulting fees	376,376	2,421,681
Interest expenses	-	-
Rent	6,072	-
General and administrative	49,789	204
Impairment of investment	-	2,132,774
Total exploration stage expenses	482,046	11,854,659
Total other expenses	34,264	-
Loss before taxes and other Gains (Losses)	(447,782)	(11,854,659)

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, are as follows:

	Quarter Ended	Quarter Ended
	September 30, 2005	September 30, 2004

Income tax provision	$-	$-
Minority interest in joint venture	(38,981)	9
Net loss	(486,763)	(11,854,650)

Our net loss for the three months ended September 30, 2005, was ($486,763) compared to ($11,854,650) for the three months ended September 30, 2004. The significant decrease in our net loss was due to the fact that during the three months ended September 30, 2004, we had significant costs associated with the acquisition of mineral rights, which accounted for $7,120,000 of our exploration stage expenses for that quarter. In comparison, we did not have any costs associated with the acquisition of mineral rights in the quarter ended September 30, 2005. For this quarter, our exploration stage expenses accounted for $482,046 of our net loss. The majority of our exploration stage expenses for this period were professional and consulting fees, which accounted for $376,376, or 86%, of our exploration stage expenses. Since we only have one employee, we are dependent on outside consultants for locating and assisting in the acquisition of new mineral rights, as well the maintenance and operations of our exploration activities at the mines where we have mineral rights. The recovery of loss on the sale of marketable securities (unrealized) for the three months ended September 30, 2005, totaled $34,264. This relates to the increase in fair market value of the Company’s trading securities.

The following analysis compares the results of operations for the nine-month period ended September 30, 2005 to the comparable period ended September 30, 2004

Results of Operations

Introduction and Plan of Operation

For the same reasons as set forth above, our results for the nine months ended September 30, 2005, are significantly different than our results for the nine months ended September 30, 2004. We had no revenues for the nine months ended September 30, 2005, but we incurred exploration stage costs due primarily to the costs associated with our exploration activities, and the consultants who assist us with the exploration activities, at the mines where we have mineral rights, and therefore we continue to operate at a substantial loss. Our operations consist primarily of the initial exploration of our recently acquired mining claims. We do not anticipate having any revenues in the foreseeable future and our activities until that time will continue to be primarily the acquisition and initial exploration of mining claims.

Revenues and Loss from Operations

Our revenues, exploration expenses, operating expenses, and loss before taxes for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Revenues	$-	$-
Minerals property acquisition costs	-	7,120,000
Exploration costs	2,349,668	79,350
Laboratory expenses	1,121	-
Professional and consulting fees	1,914,474	2,723,899
Interest expenses	-	-
Rent	20,072	-
General and administrative	104,929	414
Impairment of investment	-	2,312,774
Total exploration stage expenses	4,390,264	12,236,437
Total other expenses	(88,366)	-
Loss before taxes and other Gains (Losses)	(4,478,630)	(12,236,437)

Taxes, Joint Venture Interests, and Net Loss

Our taxes, income from joint venture interest, and net loss for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, are as follows:

	Nine months Ended	Nine months Ended
	September 30, 2005	September 30, 2004

Income tax provision	$-	$-
Minority interest in joint venture	(38,981)	38,981
Net loss	(4,517,611)	(12,197,456)

Our net loss for the nine months ended September 30, 2005, was ($4,517,611) compared to ($12,197,456) for the nine months ended September 30, 2004. As noted above, the significant decrease in our net loss was due to the fact that during the nine-month period ended September 30, 2004, we spent $7,120,000 for the acquisition of the minerals rights. In addition, due to the fact we had just recently acquired the mineral rights, during the nine-month period ended September 30, 2004, we only had $79,350 in exploration costs at those mines. During the nine months ended September 30, 2005, we had $2,349,668 in exploration costs at the mines, which was associated with our exploration activities at the mines. Our professional and consulting fees for the two nine-month periods remained fairly consistent ($1,914,474 for the nine months ended September 30, 2005, compared to $2,723,899 for the nine months ended September 30, 2004). During the nine months ended September 30, 2004, we had an impairment of investment expense of $2,312,774, which related to the write down of the carrying value of the Langley shares received pursuant to the stock swap arrangements with Langley Park Investments Plc to GBP0.31 per share. The recovery of loss on the sale of marketable securities (unrealized) for the nine months ended September 30, 2005, totaled $330,356. This relates to the increase in fair market value of the Company’s trading securities.

Liquidity and Capital Resources

Introduction

We have not generated any revenue to date from our exploration stage activities as a company in the mining industry. We have primarily financed our activities from loans from our shareholders and the $1,870,000 we received from GCA Fund in exchange for the Note totaling $2,200,000, as detailed above. Substantially all of the shareholder loans were drawn and expensed in the second quarter of 2004.

Our cash, total assets, and total liabilities as of September 30, 2005, as compared to the previous quarter ended June 30, 2005, are as follows:

	As of	As of
	September 30,	June 30,
	2005	2005

Cash and cash equivalents	$1,185,351	$1,820,386
Total current assets	1,285,463	1,951,233
Total assets	2,312,682	3,788,238
Total current liabilities	13,836	27,800

Our cash and cash equivalents have decreased primarily due to the expenditure of funds for exploration costs and consulting fees. The difference between our current assets and our total assets is a result of the stock swap arrangements with Langley Park Investments PLC. Under the terms of the stock swap we exchanged some of our common stock for common stock of Langley Park Investments PLC. That stock, based on the current market price of Langley Park Investment PLC, is valued at $888,195.

Cash Requirements

On May 9, 2005, we closed a financing arrangement for up to $6,000,000 in financing. The terms of this financing deal are further detailed herein and in our previous filings. On May 9, 2005, upon the closing of this financing we received $1,870,000 in exchange for a $2,200,000 principal amount convertible promissory note. We believe this financing deal will provide us the cash necessary to operate for the next three to six months.

Sources and Uses of Cash

Operations

Net cash used by exploration stage activities operations was ($500,879) for the nine months ended September 30, 2005, as compared to ($202,787) for the same period in 2004. Negative operating cash flows during the nine months ended September 30, 2005, were created primarily by corporate fixed and overhead expenses.

Investing

Net cash provided by investing activities was $251,623 and $0, for the nine months ended September 30, 2005 and 2004, respectively. Investing activities for the nine months ended September 30, 2005, consisted primarily of proceeds from the sale of marketable securities, which equaled $390,647. Our purchase of fixed assets for this nine-month period, including property, plant, and equipment, totaled ($139,024).

Financing

Net cash provided by financing activities was $1,977,668 and $203,995, for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, financing activities primarily included proceeds from sale of a $2,200,000 principal amount convertible debenture, for which we received $1,870,000, and proceeds from the sales of common stock of $68,687. Net cash provided by financing activities during the nine months ended September 30, 2004, included a capital contribution from an officer totaling $7,604, and loans to us from a shareholder totaling $235,372.

Debt Instruments, Guarantees, and Related Covenants

As of September 30, 2005 we had the $2,200,000 convertible debenture outstanding. Under the terms of the financing arrangement, if we do not timely pay the debenture in accordance with its terms it begins to accrue interest at a rate of twelve percent (12%) per annum. The holder also has the option, at any time, to convert the amounts due under the debenture into shares of our common stock. The number of shares of common stock to be issued upon each conversion shall be determined by dividing the amount to be converted by the conversion price in effect on the date a notice of conversion is delivered to us. The conversion price is equal to 95% of the average of the three lowest closing bid prices for the twenty (20) trading days immediately prior to the date of the related notice of conversion. As of September 30, 2005, we did not have additional outstanding debt instruments, guarantees, or related covenants.

Critical Accounting Policies

The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

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

ITEM 5     Other Information

(a)	Other Information

GCA Strategic Investment Fund Limited Financing

On July 5, 2005, in accordance with our agreement with GCA Strategic Investment Fund Limited (“GCA Fund”) we filed a Registration Statement on Form SB-2 to register an indeterminate number of shares of our common stock issuable upon conversion of the secured convertible note and exercise of the warrants held by GCA Fund. On July 29, 2005, we received the first set of comments to our Registration Statement from the Securities and Exchange Commission and we are in the process of responding to those comments. Our response to those comments was delayed due to the situation with our independent auditors, which is discussed below.

Independent Auditors

On August 5, 2005, Dohan and Company, CPA's, P.A., the independent accountants previously engaged as the principal accountants to audit our financial statements, were dismissed. The decision to change accountants was approved by the Board of Directors.

On September 13, 2005, we decided to re-engage the services of Dohan and Company, CPA’s, P.A. for the limited purpose of reviewing our financial statements for the Quarterly Report on Form 10-QSB for the period ended June 30, 2005, reviewing and assisting us with our response to the comments on, and the filing of, our amended Registration Statement, and reviewing and assisting us with filing any amended Exchange Act periodic filings that may need to be filed based on the comments from the Securities and Exchange Commission on our Registration Statement.

On October 28, 2005, the Company engaged Mantyla McReynolds, LLC, as its independent certified public accountant for all the Company’s audit work going forward, starting with this Quarterly Report on Form 10-QSB.

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

De-Listing from the Over the Counter Bulletin Board

As a result of both our management and our consultants spending time on reviewing our past Exchange Act filings in response to the Securities and Exchange Commissions filings, as well as the situation with our auditors, we failed to timely file our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and, therefore, on September 20, 2005, our common stock was de-listed from the Over the Counter Bulletin Board and is currently trading on the Pink Sheets. We hope to make all the filings necessary to get re-listed on the Over the Counter Bulletin Board during the first or second quarter of 2006. Although we don’t anticipate any problems with our application to get re-listed, there is always the chance that we will not be able to successfully get re-listed on the Over the Counter Bulletin Board.

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

(b)	Changes to Nominate a Director Nominee

There have been no events that are required to be reported under this Item.

ITEM 6     Exhibits

(a) Exhibits

2.1 (3)	Agreement and Plan of Reorganization dated as of April 16, 2004 between the Company and Yellow Jacket Finance Limited

3.1 (1)	Articles of Incorporation of HeavenExpress.com Inc.

3.2 (2)	Certificate of Amendment to the Articles of Incorporation of HeavenExpress.com Inc. filed March 4, 2002

3.3 (5)	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed September 3, 2003

3.4 (5)	Articles of Amendment to the Articles of Incorporation of HeavenExpress.com, Inc. filed April 7, 2004

3.5 (1)	Bylaws of HeavenExpress.com Inc.

4.1 (5)	Articles of Amendment to Articles of Incorporation of Golden Sand Eco-Protection, Inc. creating Series A Convertible Preferred Stock

4.2 (4)	2004 Equity Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (6)	Glossary of Terms Regarding Mineral Resources and Reserves

(1)	Incorporated by reference from our Registration Statement on Form SB-2 dated January 24, 2000 and filed with the Commission on January 27, 2000.

(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 22, 2002.

(3)	Incorporated by reference from our Current Report on Form 8-K dated April 22, 2004 and filed with the Commission on April 26, 2004.

(4)	Incorporated by reference from our Registration Statement on Form S-8 dated April 21, 2004 and filed with the Commission on April 26, 2004.

(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, dated August 12, 2004 and filed with the Commission on August 16, 2004.

(6)	Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2004, dated May 5, 2005 and filed with the Commission on May 9, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Minerals, Inc.
(Registrant)

Dated: November 14, 2005	/s/ Matthew J. Symonds
Matthew J. Symonds, President, Chief Financial Officer, and Secretary